Form 10-Q
period 1995-03-31
MEDEX INC
filed 1995-05-12
CIK 64513

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 1995
                                        ----------------------------------------
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        ---------------------  -----------------

                         Commission File Number 0-9042

                                   MEDEX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                            31-4441680
- --------------------------------------------------------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    3637 Lacon Road, Hilliard, Ohio                             43026
- --------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code          (614) 876-2413
                                                   -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----    ------

         As of March 31, 1995, the latest practicable date, 6,155,470 shares of the registrant's common shares were issued and outstanding.

                                  MEDEX, INC.
                               INDEX TO FORM 10-Q
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1995

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

                 ITEM 1

                 Title Page                                                    1

                 Index to Form 10-Q                                            2

                 Consolidated Statements of Income -
                   Three and Nine Months Ended March 31, 1995
                                  and 1994                                     3

                 Consolidated Balance Sheets -
                    March 31, 1995 and June 30, 1994                          4-5

                 Consolidated Statement of Shareholders' Equity -
                    Nine Months Ended March 31, 1995                           6

                 Consolidated Statements of Cash Flows -
                    Nine Months Ended March 31, 1995 and 1994                  7

                 Notes To Consolidated Financial Statements                    8

                 ITEM 2

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                9-12

PART II  OTHER INFORMATION                                                     13

                 EXHIBIT

                 11.      Computation of Earnings Per Share                    15

                 27.      Financial Data Schedule                              16

                         PART I - FINANCIAL INFORMATION
                                  ITEMS 1 & 2

                                  MEDEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                         MARCH  31,                           MARCH 31,
                                ----------------------------         ---------------------------
                                    1995             1994                1995            1994
                                -----------      -----------         -----------     -----------
NET SALES                       $24,647,101      $24,884,939         $70,105,591     $71,303,903

COST OF GOODS SOLD               12,794,976       12,075,389          37,871,322      35,544,488
                                -----------      -----------         -----------     -----------

GROSS MARGIN                     11,852,125       12,809,550          32,234,269      35,759,415
                                -----------      -----------         -----------     -----------

OPERATING EXPENSES:

Sales and marketing               5,662,417        5,608,064          15,947,373      16,164,536
Research and development            800,971          884,101           2,302,428       2,474,094
Administrative                    3,505,577        3,394,641           9,541,982       9,802,343
Restructuring costs (Note 3)        381,286                            2,055,548
                                -----------      -----------         -----------     -----------

Total                            10,350,251        9,886,806          29,847,331      28,440,973
                                -----------      -----------         -----------     -----------

OPERATING INCOME                  1,501,874        2,922,744           2,386,938       7,318,442
                                -----------      -----------         -----------     -----------

OTHER INCOME (EXPENSE):

Investment income                    19,705           40,996             190,503         169,683
Interest expense                    (25,273)         (29,689)            (89,248)        (91,632)
Other - net                         301,373           63,706             417,730         184,456
                                -----------      -----------         -----------     -----------

Total                               295,805           75,013             518,985         262,507
                                -----------      -----------         -----------     -----------

INCOME BEFORE INCOME TAXES        1,797,679        2,997,757           2,905,923       7,580,949

ESTIMATED INCOME TAXES              724,000        1,199,000           1,163,000       3,032,000
                                -----------      -----------         -----------     -----------

INCOME  BEFORE
  ACCOUNTING CHANGE               1,073,679        1,798,757           1,742,923       4,548,949
                                -----------      -----------         -----------     -----------

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME
   TAXES (NOTE 2)                                                                        355,827
                                -----------      -----------         -----------     -----------

NET INCOME                      $ 1,073,679      $ 1,798,757         $ 1,742,923     $ 4,904,776
                                ===========      ===========         ===========     ===========

NET INCOME PER COMMON SHARE:

INCOME
 BEFORE ACCOUNTING CHANGE       $       .17       $      .29         $       .28     $       .73

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME
   TAXES (NOTE 2)                                                                            .06
                                -----------      -----------         -----------     -----------

   NET INCOME                   $       .17      $       .29         $       .28            $.79
                                ===========      ===========         ===========     ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING              6,167,848        6,262,035           6,191,991       6,174,699
                                ===========      ===========         ===========     ===========


See Notes to Consolidated Financial Statements

                                  MEDEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (unaudited)

                                                               MARCH  31,       JUNE 30,
                                                                  1995            1994
                                                              -----------     -----------
CURRENT ASSETS:
  Cash and equivalents                                        $ 5,008,264     $ 8,604,455
  Investments                                                   1,452,437       1,457,437
  Trade Receivables (less allowance for doubtful accounts
    March 31 - $704,000; June 30 - $570,000)                   18,674,100      16,131,332
  Inventories:
    Raw materials and supplies                                 10,917,360      11,093,697
    Work-in-process                                             4,196,356       3,752,113
    Finished goods                                              7,759,001       7,599,961
                                                              -----------     -----------

    Total inventories                                          22,872,717      22,445,771

  Deferred income taxes                                         1,511,302       1,307,931
  Prepaid expenses and other                                    1,240,894       1,109,754
                                                              -----------     -----------


Total current assets                                           50,759,714      51,056,680
                                                              -----------     -----------


PROPERTY, PLANT AND EQUIPMENT - At cost:
  Land and land improvements                                    1,986,365       1,967,491
  Buildings                                                    18,494,312      15,541,850
  Machinery and equipment                                      15,682,712      14,412,533
  Dies and molds                                                8,074,156       7,515,263
  Furniture and data processing equipment                       7,942,692       7,462,920
  Additions in progress                                         3,787,042       3,984,893
                                                              -----------     -----------

  Total                                                        55,967,279      50,884,950

  Less accumulated depreciation                                21,967,404      19,362,173
                                                              -----------     -----------

  Property, plant and equipment - net                          33,999,875      31,522,777
                                                              -----------     -----------


COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  (Net of accumulated amortization: March 31, $961,769
  June 30 - $855,020)                                           4,717,642       4,362,651
                                                              -----------     -----------

OTHER ASSETS:
  Deferred income taxes                                           228,353         244,258
  Other                                                         1,681,924       1,925,337
                                                              -----------     -----------
  Total other assets                                            1,910,277       2,169,595
                                                              -----------     -----------

TOTAL                                                         $91,387,508     $89,111,703
                                                              ===========     ===========

See Notes to Consolidated Financial Statements

                                   MEDEX, INC
                          CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                 MARCH  31,        JUNE 30,
                                                    1995             1994
                                                ------------     ------------
CURRENT LIABILITIES:

Current portion of long-term debt               $    488,409     $    643,143
Accounts payable (principally trade)               3,829,575        3,138,688
Accrued liabilities:
   Compensation and profit sharing                 2,478,307        4,244,975
   Restructuring costs                             1,766,001          240,000
   Other                                           3,376,993        3,021,026
                                                ------------     ------------

Total current liabilities                         11,939,285       11,287,832

LONG-TERM DEBT - Less current portion              3,905,384        3,975,027
                                                ------------     ------------

RESTRUCTURING COST - Less current portion             55,000          165,000
                                                ------------     ------------

Total liabilities                                 15,899,669       15,427,859
                                                ------------     ------------


SHAREHOLDERS' EQUITY:
  Common stock - $.01 par value
    Shares authorized - 20,000,000
    Shares outstanding March 31 - 6,155,470
    Shares outstanding June 30 - 6,129,866
    (net of 150,590 and 156,650,
    respectively, treasury shares)                    61,554           61,299
  Additional paid-in capital                      41,958,186       41,702,515
  Retained earnings                               33,159,175       32,398,479
  Foreign currency translation adjustment            308,924         (478,449)
                                                ------------     ------------

Total shareholders' equity                        75,487,839       73,683,844
                                                ------------     ------------


TOTAL                                           $ 91,387,508     $ 89,111,703
                                                ============     ============

See Notes to Consolidated Financial Statements

                                  MEDEX, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MARCH 31, 1995
                                  (unaudited)

                                                                                                 FOREIGN
                             COMMON STOCK              ADDITIONAL                                CURRENCY             TOTAL
                             OUTSTANDING                PAID-IN           RETAINED              TRANSLATION        SHAREHOLDERS'
                        SHARES         AMOUNT           CAPITAL           EARNINGS               ADJUSTMENT           EQUITY
                       --------------------------------------------------------------------------------------------------------
BALANCE AT
 JUNE 30, 1994         6,129,866       $61,299         $41,702,515      $32,398,479              $(478,449)        $73,683,844


Net income                                                                1,742,923                                  1,742,923

Cash Dividends
 ($.16 per share)                                                          (982,227)                                  (982,227)

Foreign currency
  translation
  adjustment                                                                                       787,373             787,373


Issuance of stock
   under stock option
   and purchase plans
   (net of exchange of
   2,163 treasury shares) 17,381           173             168,276                                                     168,449

Issuance of
 treasury stock            8,223            82              87,395                                                      87,477
                       --------------------------------------------------------------------------------------------------------


BALANCE AT
 MARCH 31,
  1995                 6,155,470       $61,554         $41,958,186      $33,159,175              $ 308,924         $75,487,839
                       ========================================================================================================


See Notes to Consolidated Financial Statements

                                  MEDEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        NINE MONTHS ENDED
                                                                 MARCH 31,                MARCH 31,
                                                                   1995                     1994
                                                               -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 1,742,923              $ 4,904,776
Adjustment to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                    2,535,336                3,242,440
Cumulative effect of change in accounting for income taxes                                 (355,827)
  Change in operating assets and liabilities:
  Increase in trade receivables                                 (1,946,326)              (1,252,493)
  Decrease (increase) in inventories                               279,632               (4,030,419)
  (Increase) decrease in prepaid expenses and other                (13,548)                 152,955
  Increase (decrease) in accounts payable                          265,485                 (624,355)
  Increase (decrease) in accrued restructuring costs             1,416,001                 (738,011)
  (Decrease) increase in accrued liabilities                    (1,735,024)               1,463,384
  Other operating items - net                                        9,109                  233,228
                                                               -----------              -----------

Net cash provided by operating activities                        2,553,588                2,995,678
                                                               -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                              (4,438,745)              (7,521,227)
Proceeds from sale of investments                                    5,000                  240,001
Acquisition of subsidiary, net of cash acquired                   (368,027)
Decrease in unused proceeds of industrial revenue bond                                    2,818,659
                                                               -----------              -----------

Net cash used by investing activities                           (4,801,772)              (4,462,567)
                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term obligations                                  (395,224)                (240,361)
Proceeds from issuance of common shares-net                        168,449                  760,551
Issuance of treasury shares                                         87,477
Cash dividends paid                                               (982,227)                (913,621)
                                                               -----------              -----------

Net cash used by financing activities                           (1,121,525)                (393,431)
                                                               -----------              -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (226,482)                (165,665)
                                                               -----------              -----------

NET DECREASE IN CASH AND EQUIVALENTS                            (3,596,191)              (2,025,985)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                      8,604,455               10,118,673
                                                               -----------              -----------

CASH AND EQUIVALENTS AT END OF PERIOD                          $ 5,008,264              $ 8,092,688
                                                               ===========              ===========

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:

Interest                                                       $    32,682              $   196,298
                                                               ===========              ===========

Income taxes                                                   $   797,000              $ 1,879,350
                                                               ===========              ===========


See Notes to Consolidated Financial Statements

                                   MEDEX, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (unaudited)

1. PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Medex, Inc. at March 31, 1995, and the results of operations and cash flows. The notes to the Consolidated Financial Statements which are contained in the 1994 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements. Certain reclassification have been made to prior year's amounts to conform with the classifications of such amounts for fiscal 1995.

2. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective July 1, 1993. This Statement supersedes Accounting Principle Board Opinion No. 11 "Accounting for Income Taxes," which was the previous accounting treatment used by the Company. The cumulative effect of adopting SFAS No. 109 on the Company's consolidated financial statements was to increase income by $355,827 ($.06 per share) for the nine months ended March 31, 1994.

3. RESTRUCTURING

On October 20, 1994, the Company announced a plan to close the Medex/Denver operations and integrate all functions and product lines into other Company locations.

Management estimates the integration plan will save the Company approximately $2,500,000 annually, while costing approximately $3,200,000 to implement. Nearly all of the $3,200,000 will require a cash outlay by the Company from currently available funds. The physical move was completed during April as planned however the Company expects to incur the remaining $1,144,000 of costs, primarily related to the hiring and relocation of personnel, in the fourth quarter of fiscal 1995 and possibly the first quarter of fiscal 1996.

The savings associated with the plan primarily relate to the elimination of approximately 25% of the 177 positions currently at the Denver operations and the avoidance of rent and other facility costs. The Company has the capacity at its other locations to provide the space necessary to integrate all functions required as a result of this plan.

Expenses totaling $381,000 ($.04 per share, net of tax) were recorded in the third quarter primarily consisting of $106,000 for relocating Denver employees to Columbus or Atlanta, $98,000 for Denver inefficiencies related to the use of production personnel obtained from temporary agencies and $82,000 of travel and temporary lodging costs incurred by various employees in relation to the closing of Denver. The balance of the recorded expense consists of the costs to ship equipment and other items from Denver to other Company locations and other miscellaneous items. The remaining $1,144,000 relates to moving, recruiting, training and other costs which will be expensed as incurred. The Company intends to use available cash and investments to fund these expenditures.

For the nine months ended March 31, 1995 the total restructuring costs were $2,056,000 ($.20 per share, net of tax). This amount includes the $381,000 discussed above and $1,675,000 recorded in the second quarter consisting of $942,000 for the estimated costs of severance and $733,000 for the lease costs in excess of sub-lease payments, estimated legal expenses and other out of the pocket costs. On April 28, 1995, substantially all of the 177 Denver employees were severed at a cost of $876,000. The $66,000 difference between this amount and cost accrued of $942,000 will be recorded in the fourth quarter.

                                  MEDEX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1995

RESULTS OF OPERATIONS

    The following table shows Medex, Inc. operating results as a percent of net sales for the periods indicated for certain items in the consolidated statements of income. Dollar amounts in the following tables are in thousands.

- --------------------------------------------------------------------------------
                                         PERCENT OF NET SALES
                                 -------------------------------------
                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,           MARCH 31,
                                  1995      1994      1995      1994
- --------------------------------------------------------------------------------
Net Sales                        100.00%   100.00%   100.00%   100.00%

Cost of Goods Sold                51.91     48.52     54.02     49.85
                                 ------    ------    ------    ------

Gross Margin                      48.09     51.48     45.98     50.15

Operating Expenses                41.99     39.73     42.57     39.89
                                 ------    ------    ------    ------

Operating Income                   6.10     11.75      3.41     10.26

Other Income                       1.20       .30       .74       .37
                                 ------    ------    ------    ------

Income Before
  Income Taxes                     7.30     12.05      4.15     10.63

Estimated Income
  Taxes                            2.94      4.82      1.66      4.25
                                 ------    ------    ------    ------

Income Before
  Accounting Change                4.36      7.23      2.49      6.38

Cumulative Effect of Change in
  Accounting for Income Taxes                                     .50
                                 ------    ------    ------    ------

Net Income                         4.36%     7.23%     2.49%     6.88%
                                 ======    ======    ======    ======


- -------------------------------------------------------------------------------

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,            MARCH 31,
                                  1995      1994       1995      1994
- --------------------------------------------------------------------------------
Net Sales                       $24,647    $24,885    $70,106  $71,304
- -------------------------------------------------------------------------------

Net sales for the three months ended March 31, 1995 decreased $238,000 or one percent over the same period of the previous year. Net sales from domestic operations decreased $2,460,000 or 13 percent to $16,720,000 while sales from the Company's European operations increased $2,222,000 or 39 percent to $7,927,000.

Approximately 80% of the decrease in domestic sales is due to a decrease in Bulk/OEM sales caused by certain customers electing to produce various products in-house versus purchasing them from Medex while the remaining decreases occurred in the pressure monitoring and cath lab product lines. These decreases were due to continued pressures in the U.S. healthcare market and the continuation of the sales force reorganization which began in late fiscal 1994.

The increase in sales from the Company's European operations is primarily due to increased sales of cath lab and pressure monitoring products and due to the effect of increased foreign currency translation rates. Cath lab sales increased primarily due to increased sales of procedure packs which were introduced in fiscal 1993. The increase in pressure monitoring products is primarily due to sales efforts being redirected into this product line as a result of the procedure pack business becoming more established. The increase in the foreign currency exchange rates accounted for $926,000 of the $2,222,000 increase in the European sales results.

For the nine months ended March 31, 1995, net sales decreased $1,198,000 or two percent over the same period in the previous year. Domestic sales decreased $7,285,000 or thirteen percent to $48,799,000 while European sales increased $6,087,000 or 40 percent to $21,307,000. The changes in domestic and European sales for the nine month period were primarily due to the items discussed above for the three month period.

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,           MARCH 31,
                                  1995      1994      1995      1994
- --------------------------------------------------------------------------------
Cost of Goods Sold              $12,795    $12,075   $37,872   $35,545
- -------------------------------------------------------------------------------
Gross Margin                    $11,852    $12,810   $32,234   $35,759
- -------------------------------------------------------------------------------

Cost of goods sold, as a percent of net sales, increased for the period thereby decreasing gross margin as a percent of net sales. This decrease consists of a five percentage point decrease in the domestic margin while the European margin remained the same. Domestic margins have decreased primarily due to significant unfavorable manufacturing variances attributed to the reduced volumes caused by lower sales.

European gross margins have remained the same due to the effect of lower per unit manufacturing costs associated with increased volume from procedure packing. Europe has also experienced favorable purchase price variances due to foreign currency fluctuations. The increases associated with volume and price variances have been partially offset by a change in product mix to include a larger percentage of procedure packs which generally have a lower gross margin than the Company's other products.

On a year-to-date basis, the gross margin percentage decreased from 50.2% in fiscal 1994 to 46.0% in fiscal 1995 primarily due to the reasons noted above.

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,           MARCH 31,
                                  1995      1994      1995      1994
- --------------------------------------------------------------------------------
Operating Expenses              $10,350   $9,887      $29,847   $28,441
- -------------------------------------------------------------------------------

Operating expenses increased $463,000 for the three months ended March 31, 1995. This increase is primarily due to the Company incurring $381,000 of restructuring expenses representing employee relocations, production inefficiencies and travel costs incurred by employees to coordinate the move. See Note 3 of the "Notes to Consolidated Financial Statements" for further information. The remaining relocation expenses of $1,144,00 are expected to be incurred in the fourth quarter as the final phases of the restructuring are completed. Due to timing of relocations and the hiring of replacement personnel, some costs may be incurred in the first quarter of fiscal 1996.

Excluding the effect of restructuring costs, domestic operating expenses decreased by $439,000 primarily due to lower selling and administrative expenses. Selling expenses decreased as a result of the sales reorganization that left several positions open during a portion of the period and a reduction of independent sales representatives which lowered commission rates. Administrative expenses decreased primarily due to salaries as a result of the elimination of personnel and decreased bonuses resulting from lower domestic profit levels.

These decreases were partially offset by increases in European selling and administrative expenses of $521,000 primarily due to the effects of currency translation which represented $368,000 of the increase. The remaining increase was primarily in the administrative area due to addition of personnel.

For the nine months ended March 31, 1995, operating expenses excluding the effects of $2,056,000 in restructuring expenses (see Note 3) decreased $649,000 or two percent over the same period in the previous year. The decrease for the nine month period was primarily due to the same items discussed above for the three month period.

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,            MARCH 31,
                                  1995      1994      1995        1994
- --------------------------------------------------------------------------------
Other Income                     $ 296    $ 75        $ 519       $ 263

- -------------------------------------------------------------------------------

The increase in other income for the three month period ended March 31, 1995, as compared to the same period for the prior year is primarily due to foreign currency exchange gains of $172,000.

For the nine months ended March 31, 1995, the increase in other income is primarily due to an increase in foreign currency exchange gains of $205,000.

                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                     MARCH 31,           MARCH 31,
                                  1995      1994      1995      1994
- --------------------------------------------------------------------------------
Estimated Income
  Taxes/(benefit)                $724      $1,199    $1,163      $3,032
- -------------------------------------------------------------------------------

Income taxes for both the current and previous fiscal year are estimated to be 40 percent of pre-tax income.

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 on the Company's consolidated financial statements was to increase income by $356,000 which has been reported separately as the cumulative effect of an accounting change. See Note 2 of the "Notes to Consolidated Financial Statements" for further information.

LIQUIDITY AND CAPITAL RESOURCES
Net working capital decreased approximately $948,000 over the working capital at June 30, 1994. The current ratio was 4.25 to 1.00 at March 31, 1995 as compared to 4.52 to 1.00 at June 30, 1994.

Property additions of approximately $4,439,000 primarily relate to the renovation of the 71,000 square foot facility acquired in Hilliard, Ohio, in fiscal 1994 and the acquisition of machinery and equipment.

Management believes that currently available cash and investments, cash provided from future operations and debt financing options will be sufficient to finance future capital expenditures.

MANAGEMENT'S OUTLOOK
Management anticipates that the Company's European operations will continue to contribute an increasing share of the Company's revenues and profits during the remainder of the fiscal year.

The domestic results are expected to continue to be soft due to the continued weakness in the United States healthcare market, additional training and start up costs related to the sales reorganization, and lower bulk/OEM sales. However, the Company has replaced a portion of the bulk/OEM business and management believes the Company will begin to see positive results from the sales reorganization in the fourth quarter. The continued integration of the Medex/Denver operations with the Company's other locations will also have a negative impact on the fourth quarter's results as indicated in Note 3 of the "Notes to the Consolidated Financial Statements".

                          PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS
    The Company is not presently a party to any material pending legal proceedings.

ITEM 2.

CHANGES IN SECURITIES
    None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
    None

ITEM 5.

OTHER INFORMATION
    On April 17, 1995, Medex, Inc., (the Company), received a Warning Letter, dated April 11, 1995, from the United States Food and Drug Administration (FDA) resulting from a previous FDA inspection of the Company's manufacturing facility in Hilliard, Ohio.

    The letter cited deviations from Good Manufacturing Practice (GMP) Regulations and Medical Device Reporting requirements. The Company has taken action to correct these deviations and has communicated these corrective actions to the FDA.

    The Company has devoted substantial efforts to correct the deviations cited in the Warning Letter. Management believes that said Warning Letter will not have a material adverse effect on the Company and with the completed corrective actions at the Hilliard facility, the Company and its subsidiaries are in compliance with the Federal Food, Drug and Cosmetic Act and the regulations issued thereunder.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits
    11.      Computation of earnings per share
    27.      Financial Data Schedule

B.  Reports on Form 8-K
    None

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   MEDEX, INC.

Date:    May 11 ,  1995            By:  /s/ Phillip D. Messinger
     ------------------                 -----------------------
                                        Phillip D. Messinger
                                        President
                                        Chief Executive Officer


                                   And: /s/ Donald H. Barry
                                        -----------------------
                                        Donald H. Barry
                                        Treasurer
                                        Chief Financial Officer