Form 10-K405
period 1995-06-30
MEDEX INC
filed 1995-09-27
CIK 64513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9042

                                   MEDEX, INC.
             (Exact name of registrant as specified in its charter)

                  OHIO                                  31-4441680
        (State of Incorporation)            (I.R.S. Employer Identification No.)

    3637 LACON ROAD, HILLIARD, OHIO                        43026
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (614) 876-2413

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 per share
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---

As of September 20, 1995, 6,164,485 common shares were outstanding. The aggregate market value of such common shares held by non-affiliates of the Registrant (based upon actual last transaction price as reported by the NASDAQ National Market System) was $ 60,284,100.

                       DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the 1995 Annual Report to Shareholders are incorporated by reference in Parts II and IV of this Annual Report. The 1995 Annual Report to Shareholders shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

    (2) Portions of the Proxy Statement for the Annual Meeting of Shareholders November 15, 1995, are incorporated in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Medex, Inc. and its subsidiaries, (the Company), designs, manufactures, assembles, and markets a broad range of health care products for the diagnosis and treatment of patients receiving care in hospitals, alternative health care facilities and the home health care environment. The Company operates in one principal industry segment providing critical care accessories and infusion systems for medical and surgical applications.

Medex, Inc. was formed as an Ohio corporation in 1959 under the name W & J, Inc., and adopted its present name in 1961. Medex, Inc. and its subsidiaries carry on the Company's business in the United States and throughout the world. The Company's domestic operations are located in the Columbus, Ohio and Atlanta, Georgia metropolitan areas. During fiscal 1995 the Company closed its Denver, Colorado facility and integrated its functions and product lines into its Columbus and Atlanta operations. Medex Medical, Inc., carries on the Company's manufacturing, sales and distribution business in the United Kingdom and certain other European countries. Ashfield Medical Systems Limited, acquired in fiscal 1995, and also located in the United Kingdom, manufactures surgical drapes for the European market. Medex Medical, GmbH, a German corporation, carries on sales and distribution operations in Germany and other parts of continental Europe. Medex Medical France, SARL, is a French subsidiary which carries on sales and distribution operations in France and certain other European countries. In addition, the Company maintains a Foreign Sales Corporation, Medex Exports, Inc., situated in the United States Virgin Islands.

PRODUCTS

The Company's products are used to diagnose and treat patients in all age groups. Treatment areas for these procedures include intensive care units, operating rooms, anesthesia suites, post-anesthesia recovery rooms, outpatient surgical centers, cardiac catheterization laboratories, labor and delivery facilities and emergency rooms. Home infusion therapy products are also utilized in hospital outpatient care facilities, oncology clinics, pain management clinics and in the home where patients are managed by professional home health care agencies.

The Company's products are categorized into two classes of similar products: critical care accessories and infusion systems.

The Company's critical care accessories product line offers a wide range of precision products utilized in intravenous therapies such as fluid and drug administration. Other products include blood pressure transducers used by clinicians monitoring the cardiovascular system, specialty devices used in cardiac catheterization procedures and intrauterine monitoring products used during high risk labor and delivery situations. Many of these products can be used alone or as components assembled into kits. By offering standard and custom configurations, the Company's critical care products can address the specific needs of a customer.

The Company's infusion systems include a broad line of infusion pumps designed to deliver prescribed doses of drugs and fluids to patients. These include syringe pumps and large volume infusion pumps for bedside administration and ambulatory pumps for patients who are more mobile. A full range of disposable product sets, providing the interface between pump and patient, complete the system.

Included below is a representative sample of the products included in each of these categories:

CRITICAL CARE ACCESSORIES

- -   STOPCOCKS

Stopcocks are specialized valves used as a component in the administration of parenteral fluids or blood and provide a convenient means to administer drugs or liquid anesthetics in conjunction with such fluids. Stopcocks provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics depending upon the particular procedural requirements and the preference of the user. The Company has been manufacturing stopcocks of various types since 1961, and these items are sold both separately and as components in the Company's assembled products. The Company manufactures one-way, three-way and four-way stopcocks, which it markets under the name Guide-Flo(R). In addition to fluid and drug administration, the growth of invasive pressure monitoring and cardiac catheterization diagnostic procedures have resulted in a significant increase in demand for stopcocks of various configurations and performance characteristics. The Company manufactures a line of stopcocks and other related components which are composed of chemically resistant plastic materials to minimize cracking and reactions with potent agents used in certain therapies.

- -   ADMINISTRATION SETS

An administration set is the apparatus by which fluid is delivered from a container or a pump to the patient. In delivery from a container, these sets consist of an entry spike, drip chamber, a length of tubing with a flow control device and a catheter adapter. The entry spike is used to enter the fluid bottle or bag, and the drip chamber, which is made of a clear plastic, provides a reservoir of fluid. Fluid flows into the system one drop at a time, which can be seen and counted, permitting calculation of the volume of fluid being administered. This flow rate can be manually adjusted by external clamps when gravity is used to create fluid flow.

Disposable administration sets are manufactured in standard and customized configurations and may incorporate numerous additional components such as stopcocks, continuous flush devices, or injection sites for intravenous drug administration. The administration sets are designed to ensure clinical flexibility, volumetric accuracy and sterility.

- -   NUSITE

NuSite, introduced in fiscal 1995, is a needle-less injection system designed to help prevent needlestick injuries to healthcare providers, and thereby reduce associated risks of infectious disease. NuSite is adaptable to a large variety of administration sets and accessories and is resistent to long-term exposure to lipids and certain other plastic-interactive fluids.

- -   TRANSTAR(TM)

TranStar is a redesigned disposable pressure transducer first released in fiscal 1994 for sale in Europe and other foreign markets and subsequently released in the United States during fiscal 1995. A pressure transducer is a device that senses hydraulic pressure and converts it to an electrical signal that is transmitted to a patient monitor. The monitor then processes and graphically displays this data.

- -   NOVATRANS II(R)

NOVATRANS II is a reusable pressure transducer that provides the cost efficiency of a reusable unit while providing electrical safety and accuracy.

- -   SIMULCATH(TM) AND IUP KITS

SimulCath is an intrauterine pressure monitoring system that accommodates the implementation of amnioinfusion, a procedure designed to increase the efficiency of labor as well as provide direct support to a fetus exhibiting signs of distress. In this procedure, sterile saline is infused into the uterus to directly relieve fetal distress by providing hydraulic support of the umbilical cord and to increase the effect of labor contractions until delivery is accomplished. In addition, the Company manufactures and markets intrauterine pressure monitoring kits. These completely preassembled kits are designed to monitor the intensity of contractions during child birth and are used in conjunction with SimulCath.

- -   SECURE(TM) SYSTEM

The Secure System is an arterial pressure monitoring kit for closed system pressure monitoring whereby blood samples can be withdrawn through a special access port that mitigates the risk of accidental line contamination and patient infection. Another feature of the Secure System is the shrouded needle which is mounted on a hypodermic syringe, thereby reducing the clinician's risk of accidental needlestick injury. The shrouded needle and syringe are used to access the arterial line for the aseptic sampling of blood. The system design also allows the reinfusing of blood/saline mixture to preserve the red blood cell mass of a critically ill patient.

- -   KIDS KIT

Kids Kit is a pediatric version of the SECURE pressure monitoring system for adults. The Kids Kit provides a closed system which minimizes contamination and infant blood loss as well as helping to prevent accidental needlestick injuries to clinicians.

- -   CONTINUOUS FLUSH DEVICES

The continuous flush device is a component used in invasive cardiovascular pressure monitoring systems. This device allows a small amount of saline (typically 3-6 cc(s) per hour) to be infused through the catheter in order to reduce the tendency of blood to clot in the catheter, which could distort or eliminate the ability of the system to monitor pressure. The continuous flush device also incorporates a valve that, when activated, will allow a large volume of fluid to enter the system for purposes such as priming the initial set up or for clearing the system of accumulated blood. The continuous flush devices manufactured by the Company are used primarily as components in standard and custom pressure monitoring kits assembled and marketed by the Company.

- -   PRESSURE INFUSOR CUFFS

Pressure infusor cuffs are designed to be placed around bags of fluid and manually inflated with air to create and maintain a specific fluid pressure. This pressure, in conjunction with the action of the continuous flush device, permits controlled flow rates and fast flushing of the invasive pressure monitoring systems. In addition, pressure infusor cuffs are used for rapid infusion of blood and other fluids. The Company manufactures and markets two infusor cuffs, C-Fusor(R) and Clear Cuff(R).

C-Fusor is made of clear polyurethane, which permits immediate assessment of the fluid level in the bag from any angle. This material's stain resistance and durability extends the useful life of the product. The closure system used in the C-Fusor provides secure closure and significantly simplifies fluid bag setup and replacement.

The Clear Cuff pressure infusor complements the Company's C-Fusor reusable pressure infusor. The Clear Cuff offers the flexibility of being disposable or reusable as dictated by clinical considerations.

- -   ANGIOGRAPHY AND CORONARY ANGIOPLASTY PRODUCTS

Angiography is a diagnostic procedure used to evaluate the condition of major blood vessels within a patient's vascular system. Coronary angioplasty is a therapeutic procedure that involves the utilization of a balloon catheter to expand the inner diameter of a patient's coronary arteries to improve blood flow.

The Company manufactures and markets a series of Hemostatic Y Connectors used to facilitate the placement of specialty catheters for angiographic and angioplasty procedures in the cardiac catheterization laboratory. In addition, the Company markets the Matrix 250(TM) and the Matrix 550(TM) series of one-piece, hand-held manifolds, the Encore II(TM) control syringe, high pressure injection tubing and high pressure rotators which are used during angiography and angioplasty procedures. During fiscal 1995, the Company introduced Medflator II to the European market. This product, a new analog version of the original digital product, is an inflation device used to inflate balloon catheters during therapeutic or interventional procedures such as angioplasty.

- -   KITS AND PROCEDURE PACKS

The Company assembles many of the disposable products described above into integrated systems (kits). These kits are available in standard configurations or they may be custom designed to meet the specific requirements of an individual customer. Standard and custom kits may include one or more of the following products: intravenous administration sets; stopcocks; pressure tubing; continuous flush devices; and other products.

In Europe, the Company purchases various components from other manufacturers and packages them with the Company's products to produce kits specifically for sophisticated hospital procedures. Procedure packing lowers costs, increases hospital throughput, and saves labor by eliminating the need for healthcare providers to purchase parts individually and assemble them on site. Procedure packing is a growing market in Europe and the Company has expanded its United Kingdom facilities to access this growing market.

INFUSION SYSTEMS

- -   MEDFUSION 2001 SYRINGE PUMP

The Company's leading pump product is the Medfusion Model 2001 syringe pump. This product is capable of accepting all conventional hypodermic syringes which range from 1 through 60 cc in volume. This capability makes the pump very useful for the intravenous and regional infusion of anesthetic agents in the operating room as well as in neonatal intensive care units where low volume drug infusions are required for premature infants.

Additionally, a syringe offers the lowest cost intravenous fluid container available to the hospital pharmacist. The pharmacist can prefill a syringe with the exact amount of drug required by the patient, label the syringe, and deliver it to the patient's bedside for loading into the syringe pump. The operational programming of the pump is software prompted and easily taught to clinical personnel.

The 2001 syringe pump is microprocessor based and capable of automatically recognizing the size and manufacturer of the syringe attached to it. The pumps occlusion alarm is automatically varied in accordance with the syringe size in use. If the drug infusion line or catheter becomes kinked or obstructed, the pump will automatically switch off and sound an alarm.

- -   MEDFUSION 2010 AND 2010i SYRINGE PUMPS

The Medfusion Model 2010 and 2010i syringe pumps are designed specifically for use by anesthesiologists in the operating room. These syringe pumps build upon the electromechanical success of the 2001 syringe pump through utilization of expandable system architecture.

Anesthesiologists frequently administer drugs according to mass units (i.e., the number of milligrams or micrograms of drug per kilogram of patient body weight per unit of time required for the anesthetic.) The 2010 syringe pump is capable of making drug concentration calculations in mass units as well as tracking the total mass units of drugs infused over a period of time.

Additionally, anesthesiologists frequently manually infuse preselected volumes of drugs intravenously into patients over short intervals ("bolus infusions") to achieve rapid sequential effects. The 2010 syringe pump is capable of automatically delivering programmed boluses of drugs to patients over a specified time interval and then reverting to a continuous infusion mode for the duration of the procedure.

The 2010i syringe pump, which was introduced in fiscal 1994, is an enhanced version of the 2010 syringe pump. The 2010i syringe pump stores hospital managed drug protocols in an on board computer library, thereby greatly extending the utility and ease of use of the 2010 version anesthesia syringe pump.

- -   EZ-1(TM)

The EZ-1 is a large volume infusion pump used for administrating large fluid volumes ranging from 0.1 ml per hour to 999.9 ml per hour. The EZ-1 pump uses a specially calibrated pumping cassette as part of the disposable infusion set. The EZ-1, unlike syringe pumps, utilizes a broad range of dedicated disposable infusion sets for different protocols.

- -   KIDS(TM) PUMP

The Company's KIDS Pump, unlike syringe pumps, can be used for the administration of large, as well as small, fluid volumes. However, syringe pumps are routinely connected to the infusion set of the KIDS Pump via "piggyback" administration sets for the administration of drug mixtures to the patient. The KIDS Pump, in tandem with the 2001 syringe pump, is capable of delivering most pediatric fluid and drug administration protocols.

The KIDS Pump, like the EZ-1 large volume pump, utilizes a broad range of dedicated disposable infusion sets for different clinical protocols. A special calibrated pumping cassette is inserted into the KIDS Pump as an integral part of the disposable infusion set. The calibration of the cassette delivers flow rates ranging from 0.1 ml per hour to 999.9 ml per hour. The combined accuracies and safety features of the 2001 syringe pump and the KIDS Pump address concerns of neonatal and pediatric intensive care physicians and nurses. The KIDS Pump is among the easiest pumps of its kind to operate and can be programmed to prevent tampering.

- -   TRILOGY(TM)

Trilogy, a three-channel large volume pediatric infusion pump, which was introduced in fiscal 1994, provides the capabilities of three KIDS pumps in one housing of substantially less size and weight; thus allowing the clinician more efficient use of bedside space.

- -   WALKMED(R) INFUSION PUMPS

The Company designs and manufactures a line of battery powered, single channel ambulatory infusion pumps for the administration of chemotherapeutic agents, anticancer drugs, and analgesics to manage intractable pain. Ambulatory drug therapy is typically administered by indwelling vascular access catheters or implanted ports of various types. Alternatively, ambulatory pumps may be used for subcutaneous and/or epidural drug infusions when clinically indicated.

The WalkMed series of peristaltic pumps weigh approximately 12 ounces and are capable of delivering drugs from 0.01 to 30.0 cc per hour. The microprocessor in the WalkMed series is capable of indicating different functional conditions by audible signal, visible light, and written information on the liquid crystal display.

The following table sets forth the percentage of consolidated net sales contributed by each class of similar products for the last three fiscal years:

YEAR ENDED JUNE 30                         1995         1994        1993
- ------------------                         ----         ----        ----
Critical Care Accessories                   69%          70%         67%
Infusion Systems                            31%          30%         33%

The Company's backlog orders believed to be firm, at June 30, 1995, were approximately $11,163,000 as compared to approximately $7,696,000 as of the end of the preceding fiscal year. It is expected that approximately 90% of these orders will be filled during the current fiscal year.

RESEARCH AND DEVELOPMENT

The Company's research and development activities concentrate on the investigation and development of new and improved products in the area of critical care medicine. The Company's research and development expenditures for the years ended June 30, 1995, 1994, and 1993 were approximately $3,147,000, $3,299,000 and $4,254,000 respectively.

As a result of this activity, the Company has introduced invasive pressure monitoring transducers, hospital and ambulatory infusion pumps, balloon inflation devices, various products for fluid and drug delivery and special pressure monitoring systems for critically ill patients. The majority of the research and development activities are performed by the Company's personnel.

The Company maintains separate research and development groups at its Ohio and Georgia facilities whose scientific and engineering disciplines are specific to the products manufactured at those locations.

SALES AND MARKETING

The Company currently markets more than 600 standard products as well as additional custom products in the United States, Canada and internationally. Single patient use (disposable) products currently account for approximately 75% of net sales.

The Company's domestic sales and marketing effort is accomplished primarily by a network of direct sales representatives and is supplemented in select geographic areas by independent sales agents. These representatives work with independent hospital supply dealers to whom the Company sells many of its products. In addition, these representatives work with the dealers' sales force at the hospital level to promote sales of the Company's products. The Company also sells directly to hospitals, home health care companies, other alternate site health care facilities, as well as other medical device manufacturers on an original equipment basis.

Sales in the United Kingdom, continental Europe, and the Middle East are conducted mainly by direct sales representatives of Medex Medical, Inc., Medex Medical GmbH, Ashfield Medical Systems Limited and Medex Medical France SARL. Sales to other international markets are conducted through dealers located in the various countries. See Note 7 of Notes to Consolidated Financial Statements.

During fiscal 1995, the Company completed the reorganization of its domestic sales force to centralize sales, customer service and marketing efforts between Medex and its former subsidiaries, Medfusion, Inc. and Ivion Corporation, with the goal of creating a single sales force to focus on the Company's entire line of hospital products.

Increasingly, hospitals and other customers are relying upon third parties to purchase supplies, manage inventories and distribute goods. The Company recognizes the influence of these hospital group purchasing organizations, as well as "stockless" and "just in time" programs with major distributors, and continues to establish and pursue on-going relationships with these types of organizations. In addition, the Company has invested significant resources to improve customer ordering efficiency through the implementation of a centralized order entry and billing system utilizing an electronic data interface system that allows customers to directly place domestic product orders to a single location, thereby reducing human error and speeding order turn around.

MAJOR CUSTOMERS

During fiscal 1995, 1994 and 1993, Medex had sales to Owens & Minor, a domestic distributor of its products, totaling approximately 12%, 11% and 11% of total net sales, respectively.

MANUFACTURING OPERATIONS

The Company's manufacturing operations are undertaken at its facilities located in Hilliard and Dublin, Ohio; Duluth, Georgia; Rossendale, England; and in Cumbernauld, Scotland.

The Company utilizes sixty automated molding machines and an array of automated assembly machines located at the Dublin facility to fabricate over 400 million components annually for its operating entities. This produces manufacturing efficiencies by avoiding duplication of technical manpower, support facilities, and capital equipment at its other manufacturing operations. The disposable components manufactured at the Dublin facility are transferred directly to the Company's various assembly facilities where the final assembly of products is undertaken according to Good Manufacturing Practice (GMP) standards set forth by the United States Food and Drug Administration. The quality control, packaging, and labeling of disposable products are completed at those locations. The Ohio facilities utilize the Company's own sterilization operations located at the Hilliard facility, while the other assembly facilities primarily rely upon contracted sterilization services.

The design, manufacture, and servicing of infusion pumps and certain disposable products are undertaken at the Company's Duluth facility.

The Company assembles and packages products including procedure packs for distribution to Europe, Africa and the Middle East from Medex Medical's facilities in Rossendale, England. Surgical drapes are manufactured at Ashfield Medical Systems Limited's facility in Cumbernauld, Scotland for inclusion in the Company's procedure packs and for sale to other manufacturers.

Quality control procedures include rigid specifications for the examination of components, packaging materials and labels, and sterilization procedures. Quality control tests performed at different stages in the manufacturing and assembly processes are designed to assure that exacting standards for finished goods and their component parts are met. Periodically, these efforts are audited by a group of qualified employees and outside consultants to confirm that the Company's actions fulfill regulatory requirements.

Certain components, such as extruded tubing, silicon chips, and electromechanical subassemblies for infusion pumps are purchased from outside suppliers. Outside suppliers of medical components must adhere to the Company's specifications and GMP's.

RAW MATERIALS

Purchased raw materials used in the Company's production process are generally available from a number of suppliers. The primary raw materials used include thermoplastic resins, plastic tubing, electronic componentry, paper and plastic packaging materials.

Due to increased worldwide demand, some users of polycarbonate resins have experienced periodic shortages in supply and delays in delivery of such resins. The Company uses polycarbonate in the manufacture of certain plastic components. To date, the Company has been minimally impacted by such shortages and delays. While the Company believes that an adequate supply will be available in the near term, the cost of such material will likely continue to increase.

PATENTS AND TRADEMARKS

The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers its trademarks important in the operation of its business and, in particular, the name Medex, Inc.(R), the business of the Company is not dependent on any trademark or on any single patent or group of patents.

As a condition of employment, many of the Company's employees involved in research and development activities are required to sign an agreement to maintain the confidentiality of Company secrets and to assign to the Company his or her interest in any inventions conceived during the course of his or her employment. The Company recognizes that such agreements are sometimes difficult to enforce.

COMPETITION

There are a significant number of manufacturers that compete with the Company. The principal methods of competition are price, service, scope of product line and product quality. The Company is not presently a dominant factor in the markets served by its critical care accessories and most of its competitors have greater financial and other resources. Although the infusion pump market is extremely competitive, the Company believes that it is a major factor among those manufacturers who supply the children's hospital, neonatal and pediatric marketplace.

GOVERNMENT REGULATIONS

The Company is subject, in the manufacture, clinical testing and marketing of its products, to mandatory procedures and safety standards which are administered by the United States Food and Drug Administration (FDA) and similar agencies in foreign countries. The FDA regulates the Company as to the quality and safety of its products and the practices by which they are manufactured and sold. The FDA also regulates the introduction of new products, makes periodic inspections of manufacturing processes to confirm that such processes meet FDA standards, and receives, investigates and resolves any complaints against the Company. The Company believes that it is in compliance with the FDA's Good Manufacturing Practice (GMP) standards.

FDA regulations require clearance by the agency, prior to marketing a new product. The two principal processes for obtaining this clearance are known as "510(k)" premarket notification and premarket approval ("PMA"). Historically, the process of obtaining a 510(k) clearance typically has taken several months and involves the submission of limited clinical data and supporting information. However, in recent years this time period has been extended. The PMA process typically will last more than a year and requires the submission of significant quantities of clinical data and manufacturing information. Historically, the Company's new products have fallen into the FDA's class of products which are subject to the 510(k) process. The Company presently expects that any new products it is contemplating will be subject to the 510(k) process.

The Company is subject to various federal, state and local regulations relating to the maintenance of safe working conditions, manufacturing practices, and the use and discharge of harmful or potentially harmful substances. The Company believes that it is in compliance with all such regulations applicable to its operations.

The Company is currently operating three gas sterilizers at its Hilliard, Ohio plant which use a sterilant gas mixture of ethylene oxide and HCFC 124. These sterilizers are operational with the Company's sterilant recovery system.

ENVIRONMENTAL

During the fiscal year ended June 30, 1995, the amounts incurred in compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures or earnings of the Company and the Company does not anticipate that such compliance will have a material effect on future capital expenditures or earnings.

The Comprehensive Environmental Response Compensation and Liability Act (CERCLA) provides governmental agencies with authority to require clean up of hazardous waste sites and release of hazardous substances into the environment. Liability under this act is joint and several and can be applied retroactively. During fiscal 1994 the Company, along with over one hundred other companies, was identified by the United States Environmental Protection Agency (EPA) as a potentially responsible party (PRP) for the clean up of a contaminated waste disposal site near Granville, Ohio. The Company along with approximately 80 other PRP's formed a PRP Group in order to develop responsive actions in connection with the site. The Company, along with the majority of the PRP group members, has entered into an Administrative Order on Consent with the U.S. EPA and a clean up plan is currently being implemented at the site. Current clean up estimates provided to the PRP Group are approximately $7 million. However, because the Company's share allocation within the PRP Group is de minimis, the Company, at this time, believes that its liability for this matter will not have a materially adverse affect on its results of operations or financial condition.

EMPLOYEES

The Company and its subsidiaries employ approximately 1,100 employees worldwide. None of the Company's employees are currently employed under a union contract. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

The Company owns a complex of facilities totaling approximately 150,000 square feet situated on approximately 11 acres of land located in Hilliard, Ohio. These facilities contain the Company's executive offices, management information systems, assembly and sterilization facilities, sterile goods quarantine, quality control laboratories, and general warehouse space. During fiscal 1995, the Company completely renovated an approximately 71,000 square feet building (included in the square footage above) situated on the site to provide additional space for assembly and warehousing operations.

The Company owns an approximately 100,000 square feet facility located on approximately 23 acres of land in Dublin, Ohio. The facility is being used for research and development, production, automation, tooling, quality control laboratories, warehousing and administrative offices.

The Company owns an approximately 52,000 square feet production, research, warehouse, and office facility situated on an 8.2 acre parcel of land in Duluth, Georgia.

The Company continues to lease an approximately 82,000 square feet facility in Broomfield, Colorado which previously housed the Company's Denver operations. The facility was closed during fiscal 1995 and its operations were consolidated into the Ohio and Georgia facilities. The lease expires in September 1998 and the Company is currently attempting to sublease this space.

Medex Medical, Inc. owns and occupies an approximately 24,000 square feet building located in Rossendale, England. The facility houses office, warehouse and production facilities for international manufacturing and distribution operations. Additionally, the Company owns a 994 year leasehold interest in an approximately 3.3 acre parcel of land and a 65,000 square feet building situated adjacent to the above facility. This facility is being utilized for additional manufacturing, warehousing and office space principally in connection with the Company's European procedure packing operations. The leasehold provides an option to purchase the fee interest in the property at any time for the sum of 116,000 pounds sterling.

Ashfield Medical Systems Limited leases approximately 15,600 square feet of production, warehousing and office space located in Cumbernauld, Scotland. The Company is currently renovating a portion of this facility to provide a new "clean room" production area. The current term of the lease extends until May 2017.

Medex Medical GmbH leases a facility located in Ratingen, Germany containing approximately 26,000 square feet of office, sales, marketing and warehouse space. The lease on this facility expires in September 1997.

Medex Medical France, SARL leases a facility in Nantes, France containing approximately 3,000 square feet of office, sales and warehousing space. The lease term extends until January 1997.

The Company believes that its current facilities and ongoing expansions will be suitable and adequate for its operations for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning officers of the
Company:

NAME                      POSITION WITH THE COMPANY                AGE
- ----                      -------------------------                ---
C. Craig Waldbillig       Chairman of the Board                     69
                          and Director

Phillip D. Messinger      President, Chief Executive                59
                          Officer and Director

Terry L. Sanborn          Senior Vice President,                    52
                          Manufacturing and
                          Chief Operating Officer

Donald H. Barry           Vice President, Treasurer and             57
                          Chief Financial Officer

Robert E. Boyd, Jr.       Secretary, General Counsel                69
                          and Director

Bradley P. Gould          Senior Vice President,                    41
                          European Operations

William J. Post           Senior Vice President,                    45
                          Sales and Marketing

Michael J. Barilla        Vice President,                           44
                          Internal Auditing

Kevin L. Barnett          Vice President and Corporate              33
                          Controller

William N. Bartleson      Vice President, Human Resources           58

Roger A. Davis            Vice President and General                49
                          Manager, Atlanta Operations

Georg W. Landsberg        Vice President, European                  41
                          Operations

Clint R. Lawson           Vice President, Corporate Quality         46
                          Assurance and Regulatory Affairs

John L. Miclot            Vice President, Marketing                 36

David G. Musgrove         Vice President, International/            51
                          O.E.M. Development

Thomas O. Napper          Vice President and General                56
                          Manager, Columbus Operations

C. Craig Waldbillig, a co-founder of the Company in 1959, was elected Chairman of the Board in 1982. Mr. Waldbillig retired as Chief Executive Officer of the Company during 1993. Mr. Waldbillig is also a director and Chairman of Medex Medical, Inc. and a director of Medex Exports, Inc. Mr. Waldbillig serves as a director of Danninger Medical Technology, Inc.

Phillip D. Messinger was elected Chief Executive Officer in March of 1993 and has been President since 1982. Mr. Messinger has been a director since 1976 and previously served as Chief Operating Officer from 1982 until 1993. Mr. Messinger is also a director and Vice Chairman of Medex Medical, Inc., a director and President of Medex Exports, Inc. and a managing director of Medex Medical GmbH.

Terry L. Sanborn was elected Chief Operating Officer in May of 1993. Mr. Sanborn has served as Senior Vice President of Manufacturing since May, 1995. Mr. Sanborn also served as Executive Vice President from May 1993 to 1995; Senior Vice President, Corporate Operations from 1991 to 1993; and as a Vice President since 1979.

Donald H. Barry was elected Vice President, Treasurer and Chief Financial Officer in 1993. Prior to joining Medex, Inc. in October 1993, Mr. Barry was Financial Controller and Treasurer for Chesebrough Ponds U.S.A., a business unit of Unilever N.V. and Unilever PLC. Mr. Barry is also Assistant Treasurer for Medex Medical, Inc. and Treasurer for Medex Exports, Inc.

Robert E. Boyd, Jr., was elected Secretary and General Counsel in 1960 and has been a director since 1964. Mr. Boyd has been a practicing attorney for more than 43 years. Mr. Boyd is also a director and Secretary of Medex Medical, Inc. and Medex Exports, Inc.

Bradley P. Gould was elected Senior Vice President of European Operations in 1993. Mr. Gould is also a director and President of Medex Medical, Inc., a director of Ashfield Medical Systems Limited, and a managing director of Medex Medical GmbH and Medex Medical France SARL. Mr. Gould was first elected Vice President in 1992. From 1991 until May of 1992, Mr. Gould was Director of Sales/Marketing European Operations. Prior to 1991, Mr. Gould was General Manager of Cardionova GmbH.

William J. Post was elected Senior Vice President, Sales and Marketing in 1993. Prior to joining Medex, Inc. in October 1993, Mr. Post was Vice President, Field Operations for Spectramed, Inc., The BOC Group, Windlesham, England.

Michael J. Barilla became Vice President, Internal Auditing in fiscal 1995. From 1993 to 1995 he served as Senior Vice President, Corporate Operations and Administration. Mr. Barilla was first elected as Vice President in 1990 and previously served as Corporate Controller.

Kevin L. Barnett was elected Vice President and Corporate Controller in 1994. From April of 1992 until May of 1994 he was Assistant Treasurer of the Company. Prior to April of 1992, Mr.

Barnett was employed by Deloitte & Touche as Manager, Auditing Services. Mr. Barnett is also Assistant Treasurer for Medex Medical, Inc. and Medex Exports, Inc.

William N. Bartleson was elected Vice President, Human Resources in 1993. Prior to November 1993, Mr. Bartleson served the Company as Manager of Development and Training from August 1989 to February 1990; Manager of Human Resources from February 1990 to January 1991; and Director, Human Resources from January 1991 to November 1993.

Roger A. Davis was elected Vice President and General Manager, Atlanta Operations in 1993. From July 1993 to December 1993 he was Vice President, General Manager, Medfusion, Inc. From March 1992 to June 1993 he was Vice President of Operations for Medfusion, Inc. Prior to 1992 he served as a plant manager for 3-M Corporation.

Georg W. Landsberg was elected Vice President of European Operations in 1994. From May 1992 to November of 1994, he was Director, Sales & Marketing, European Operations. Mr. Landsberg is also a managing director of Medex GmbH and Ashfield Medical Systems Limited. Prior to May 1992 he served as Sales and Marketing Manager, Cardionova GmbH.

Clint R. Lawson was elected Vice President in 1990 and is responsible for quality assurance and regulatory affairs. Prior to 1990, he was Director of Corporate Quality Control and Regulatory Affairs for the Company.

John L. Miclot was elected Vice President of Marketing in 1994. Prior to joining the Company in January of 1994, Mr. Miclot was employed as Vice President of International Marketing from October 1993 to January 1994, for Ohmeda Division of BOC Healthcare; Director of International Marketing for Ohmeda Medical Systems, Division of BOC Healthcare from November 1992 to October 1993; and Director of Marketing, Viggo-Spectramed Division of BOC Healthcare from November 1989 to November 1992.

David G. Musgrove was elected Vice President in 1982 and is currently responsible for international, OEM, and bulk sales development.

Thomas O. Napper became Vice President and General Manager, Columbus Operations during fiscal 1995. From December 1993 to February 1995, Mr. Napper was Vice President and General Manager, Denver Operations. From June 1992 to December 1993 he was President of Ivion Corporation; from August 1991 to June 1992 Senior Director of Manufacturing, Medex, Inc. Prior to joining the Company, Mr. Napper was Vice President of Engineering for Sherwood Medical Company.

Officers are elected by the Board of Directors following the annual meeting and serve until the next annual meeting or until their successors are named.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

There are no arrangements or understandings between any of the executive officers of the Company and other persons relating to their selection as officers.

There have been no events under any bankruptcy act, no original proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The information required by this item is incorporated herein by reference to "Market for the Registrant's Common Stock and Related Shareholder Matters" appearing in Exhibit 13 of this Form 10-K Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

    The information required by this item is incorporated herein by reference to "Selected Consolidated Financial Data" appearing in Exhibit 13 of this Form 10-K Annual Report.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated herein by reference to "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing in Exhibit 13 of this Form 10-K Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated herein by reference to the financial statements and supplementary financial information appearing in
Exhibit 13 of this Form 10-K Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is set forth under the captions "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders on November 15, 1995, and is incorporated herein by reference. The information with respect to "Executive Officers of the Company" is contained at the end of Part I of this Form 10-K Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its annual meeting of shareholders on November 15, 1995, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The information required by this item is set forth under the caption "Beneficial Ownership of the Company's Common Stock" in the Company's Proxy Statement for its annual meeting of shareholders on November 15, 1995, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders on November 15, 1995, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

A.  Documents filed as a part of this report.

    1.   FINANCIAL STATEMENTS

         The consolidated financial statements as of June 30, 1995 and 1994 and for each of the three years in the period ended June 30, 1995, together with the report thereon of Deloitte & Touche LLP dated August 10, 1995, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

         Consolidated Statements of Income for the years ended June 30, 1995, 1994 and 1993.

         Consolidated Balance Sheets at June 30, 1995 and 1994.

         Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

    2.   FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEMS 8 AND 14(d).

         Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1995 Annual Report to Shareholders.

         Independent Auditors' Report

         Supplemental Consolidated Schedules for each of the three years ended June 30, 1995:

              Schedule II - Valuation and Qualifying Accounts

         Schedules not included above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.   Exhibits
         See Index to Exhibits.

B.  Reports on Form 8-K.

    No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDEX, INC.

Date September 25, 1995                     By: /s/ Phillip D. Messinger
    ----------------------------------         -------------------------
                                               Phillip D. Messinger
                                               President,
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Phillip D. Messinger     President, Chief               September 25, 1995
- -----------------------     Executive Officer             -------------------
Phillip D. Messinger        and Director                          Date

/s/Donald H. Barry          Vice President,                September 22, 1995
- -----------------------     Treasurer and Chief           -------------------
Donald H. Barry             Financial Officer                     Date


/s/Kevin L. Barnett         Vice President and             September 25, 1995
- -----------------------     Corporate Controller          -------------------
Kevin L. Barnett            (Principal Accounting                  Date
                            Officer)

/s/Robert E. Boyd, Jr.      Secretary and Director         September 26, 1995
- -----------------------                                   -------------------
Robert E. Boyd, Jr.                                               Date

/s/ James L. Ginter                 Director         September 26, 1995
- ---------------------------                         --------------------
James L. Ginter                                           Date

/s/ Thomas A. Helmrath, M.D.        Director         September 26, 1995
- ---------------------------                         --------------------
Thomas A. Helmrath, M.D.                                  Date


/s/ John N. Holscher                Director         September 26, 1995
- ---------------------------                         --------------------
John N. Holscher                                          Date


/s/ Thomas M. Jordan, Jr.           Director         September 26, 1995
- ---------------------------                         --------------------
Thomas M. Jordan, Jr.                                     Date


/s/ John B. Joyce, Jr.              Director         September 26, 1995
- ---------------------------                         --------------------
John B. Joyce, Jr.                                        Date


/s/ J. David Martino, M.D.          Director         September 26, 1995
- ---------------------------                         --------------------
J. David Martino, M.D.                                    Date


/s/ C. Craig Waldbillig         Chairman of the      September 26, 1995
- ---------------------------    Board and Director   --------------------
C. Craig Waldbillig                                       Date

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Directors of
  Medex, Inc.:

We have audited the consolidated financial statements of Medex, Inc. and subsidiaries as of June 30, 1995, and 1994, and for each of the three years in period ended June 30, 1995, and have issued our report thereon dated August 10, 1995, which report includes an explanatory paragraph as to the change in the method of accouting for income taxes; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Medex, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Columbus, Ohio
August 10, 1995

MEDEX, INC. AND SUBSIDIARIES                                         SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                              COLUMN C ADDITIONS
                                                           COLUMN B   ----------------------------------
                                                          BALANCE AT         (1)               (2)         COLUMN D    COLUMN E
               COLUMN A                                    BEGINNING      CHARGED TO        CHARGED TO    DEDUCTIONS  BALANCE AT
              DESCRIPTION                                   OF YEAR   COSTS AND EXPENSES  OTHER ACCOUNTS     (A)      END OF YEAR

RESERVES DEDUCTED FROM ASSET TO WHICH IT APPLIES -
  Allowance for doubtful accounts of trade receivables:

  YEAR ENDED JUNE 30, 1995                                $570,000         $367,000                        $223,000    $714,000

  YEAR ENDED JUNE 30, 1994                                $548,000         $248,000                        $226,000    $570,000

  YEAR ENDED JUNE 30, 1993                                $527,000         $184,000                        $163,000    $548,000



(A) Amount represents uncollectible accounts written off and the effect of changes in foreign currency exchange rates used to translate foreign subsidiary amounts.

                                   MEDEX, INC
                                   FORM 10-K
                                 JUNE 30, 1995
                               INDEX TO EXHIBITS




NUMBER    DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1991.

3.2 Code of Regulations, incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

3.3       Code of By-Laws

4. The Company agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt which are not being filed as part of this Report in reliance on Item 601(b)(4)(iii) because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.1 Medex, Inc. Administrative Incentive Stock Option Plan II, incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1992.

10.2 Medex, Inc. Non-Employee Director Restricted Stock Option Plan, incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10.3      Medex, Inc. Non-Employee Director Restricted Stock Option Plan II.

10.4 Medex, Inc. Key Employee Nonstatutory Stock Option Plan, incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1992.

10.5 Split Dollar Life Insurance Agreement between the Company and Craig Waldbillig Trust, incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10.6 Settlement Agreement and Release between the Company and Robert F. Durbin, dated September 28, 1993, incorporated herein by reference to
          Exhibit 10.6 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10.7      Split Dollar Life Insurance Agreement between the Company and Phillip
          D. Messinger, incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

10.8 Master Agreement and Joinder Agreements to Executive Split Dollar Insurance Benefit Plan available to executive officers and certain management employees of the Company, incorporated herein by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for fiscal years ended June 30, 1990, June 30, 1991 and Exhibit 10.8 for fiscal years ended June 30, 1992 and June 30, 1994.

10.9 Employment Agreement as executed by all executive officers of the Company, except C. Craig Waldbillig, Robert E. Boyd, Jr. and Georg W. Landsberg, incorporated herein by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990.

10.10     Directors Retirement Plan, see Exhibit 3.3 hereto.

10.11 Description of Medex, Inc. Annual Incentive Compensation Program for executive officers of the Company.

10.12 Non-Competition Agreement and Consulting Contract between the Company and Mr. Waldbillig dated June 1, 1993, incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1993.

10.13 Medex, Inc. Non-Employee Director Restricted Stock Option Plan III, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

10.14 Employment Compensation Agreement with William J. Post, incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10.15 Medex, Inc. Executive Stock Option Plan, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

11.       Computation of earnings per share.

13.       Annual Report to Shareholders.

21.       Subsidiaries of Registrant.

23. Consent of Experts and Counsel. (1) The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-23787, 33-36739, 33-44859, 33-79854 and 33- 89964 on Form S-8 of
          their opinion dated August 10, 1995, appearing and incorporated by reference in the Annual Report on Form 10-K of Medex, Inc. for the year ended June 30, 1995.

27.       Financial Data Schedule.