Form 10-Q
period 1995-09-30
MEDEX INC
filed 1995-11-14
CIK 64513

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 1995
                                    ---------------------------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------  --------------------

                        Commission File Number 0-9042
                                               ------

                                 MEDEX, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Ohio                                  31-4441680
--------------------------------------------------------------------------------
     (State or other jurisdiction                   (I.R.S. Employer
     incorporation or organization)                Identification No.)

     3637 Lacon Road, Hilliard, Ohio                      43026
--------------------------------------------------------------------------------
 (Address of principal executive office)                (Zip Code)


 Registrant's telephone number, including area code      (614) 876-2413
                                                    --------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 23 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

  As of September 30, 1995, the latest practicable date, 6,165,595 shares of the registrant's common shares were issued and outstanding.

                                 MEDEX, INC.
                                 -----------
                              INDEX TO FORM 10-Q
                              ------------------
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                ---------------------------------------------

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

         ITEM 1
         ------

         Title Page                                                        1

         Index to Form 10-Q                                                2

         Consolidated Statements of Income -
           Three Months Ended September 30, 1995 and 1994                  3

         Consolidated Balance Sheets -
            September 30, 1995 and June 30, 1995                          4-5

         Consolidated Statement of Shareholders' Equity -
            Three Months Ended September 30, 1995                          6

         Consolidated Statements of Cash Flows -
            Three Months Ended September 30, 1995 and 1994                 7

         Notes To Consolidated Financial Statements                        8


         ITEM 2
         ------

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9-12


PART II  OTHER INFORMATION                                                13
-------  -----------------

         EXHIBIT
         -------

         11.   Computation of Earnings Per Share

         27.   Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                                 ITEMS 1 & 2
                                 -----------

                                 MEDEX, INC.
                                 -----------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                                 (unaudited)
                                 -----------

                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                    1995             1994
                                                                                    ----             ----
NET SALES                                                                       $23,697,611      $23,082,139

COST OF GOODS SOLD                                                               11,639,177       12,492,420
                                                                                -----------      -----------

GROSS MARGIN                                                                     12,058,434       10,589,719
                                                                                -----------      -----------

OPERATING EXPENSES:

Sales and marketing                                                               5,729,337        4,822,288
Research and development                                                            642,948          734,562
Administrative                                                                    3,460,800        2,900,886
Restructuring costs                                                                 241,251
                                                                                -----------      -----------
Total                                                                            10,074,336        8,457,736
                                                                                -----------      -----------

OPERATING INCOME                                                                  1,984,098        2,131,983
                                                                                -----------      -----------

OTHER INCOME (EXPENSE):

Investment income                                                                    51,970           58,554
Interest expense                                                                    (53,100)         (76,782)
Other - net                                                                         (88,899)          82,907
                                                                                ------------     -----------
Total                                                                               (90,029)          64,679
                                                                                ------------     -----------

INCOME BEFORE INCOME TAXES                                                        1,894,069        2,196,662

ESTIMATED INCOME TAXES                                                              757,000          879,000
                                                                                -----------      -----------



NET INCOME                                                                      $ 1,137,069      $ 1,317,662
                                                                                ===========      ===========

NET INCOME PER COMMON SHARE:


   NET INCOME                                                                   $       .18      $       .21
                                                                                ===========      ===========


WEIGHTED AVERAGE
  SHARES OUTSTANDING                                                              6,198,153        6,196,226
                                                                                ===========      ===========

See Notes to Consolidated Financial Statements

                                 MEDEX, INC.
                                 -----------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                    ASSETS
                                    ------
                                 (unaudited)
                                 -----------

                                                               September 30, 1995              June 30, 1995
                                                               ------------------              -------------
CURRENT ASSETS:
  Cash and equivalents                                             $ 5,776,246                  $ 4,911,074
  Investments                                                          345,000                      345,000
  Trade Receivables (less allowable for doubtful accounts
    September 30 - $727,000; June 30 - $714,000)                    18,554,070                   18,506,153
  Inventories:
    Raw materials and supplies                                      11,415,257                   11,495,702
    Work-in-process                                                  4,439,992                    3,626,058
    Finished goods                                                   6,882,268                    7,248,231
                                                                   -----------                  -----------

  Total inventories                                                 22,737,517                   22,369,991

  Deferred income taxes                                              1,633,456                    1,633,456
  Prepaid expenses and other                                         1,404,687                      812,925
                                                                   -----------                  -----------


Total current assets                                                50,450,976                   48,578,599
                                                                   -----------                  -----------


PROPERTY, PLANT AND EQUIPMENT - At cost:
  Land and land improvements                                         2,071,186                    2,053,046
  Buildings                                                         19,539,829                   19,504,336
  Machinery and equipment                                           15,946,848                   15,940,342
  Dies and molds                                                     8,275,652                    8,226,919
  Furniture and data processing equipment                            8,464,359                    8,285,376
  Additions in progress                                              4,231,280                    3,330,646
                                                                   -----------                  -----------

  Total                                                             58,529,154                   57,340,665

  Less accumulated depreciation                                     23,965,507                   23,028,147
                                                                   -----------                  -----------

Property, plant and equipment - net                                 34,563,647                   34,312,518
                                                                   -----------                  -----------


COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  (Net of accumulated amortization: September 30, $1,045,147
  June 30 - $997,352)                                                4,825,186                    4,872,981
                                                                   -----------                  -----------

OTHER ASSETS:
  Deferred income taxes                                                534,376                      530,872
  Other                                                              2,165,414                    2,206,581
                                                                   -----------                  -----------
Total other assets                                                   2,699,790                    2,737,453
                                                                   -----------                  -----------

TOTAL ASSETS                                                       $92,539,599                  $90,501,551
                                                                   ===========                  ===========

See Notes to Consolidated Financial Statements

                                   MEDEX, INC
                                   ----------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       LIABILITIES & SHAREHOLDERS' EQUITY
                       ----------------------------------
                                  (unaudited)

                                                             SEPTEMBER 30, 1995               JUNE 30, 1995
                                                             ------------------               -------------
CURRENT LIABILITIES:

Current portion of long-term debt                                   $   510,518                 $   513,066

Accounts payable (principally trade)                                  3,345,012                   3,797,582

Accrued liabilities:
   Income taxes                                                       2,049,016                     602,209
   Compensation                                                       2,702,505                   2,873,619
   Restructuring costs                                                  524,693                     649,983
   Other                                                              3,591,591                   2,807,811
                                                                     ----------                  ----------

Total current liabilities                                            12,723,335                  11,244,270

LONG-TERM DEBT - Less current portion                                 3,434,686                   3,463,232
                                                                     ----------                  ----------

Total liabilities                                                    16,158,021                  14,707,502
                                                                     ----------                  ----------

SHAREHOLDERS' EQUITY:
   Common stock - $.01 par value
     Shares authorized - 20,000,000
     Shares outstanding September 30 - 6,165,595
     Shares outstanding June 30 - 6,159,502
     (net of 156,650 treasury shares)                                    61,656                      61,595
   Additional paid-in capital                                        42,539,382                  42,460,256
   Retained earnings                                                 33,816,046                  33,172,136
   Foreign currency translation adjustment                              (35,506)                    100,062
                                                                     ----------                  ----------

Total shareholders' equity                                           76,381,578                  75,794,049
                                                                     ----------                  ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $92,539,599                 $90,501,551
                                                                     ==========                  ==========


See Notes to Consolidated Financial Statements

                                  MEDEX, INC.
                                  -----------
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ----------------------------------------------
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                 ---------------------------------------------
                                  (unaudited)
                                  -----------


                                                                                       FOREIGN
                         COMMON STOCK              ADDITIONAL                         CURRENCY                  TOTAL
                         OUTSTANDING                PAID IN         RETAINED         TRANSLATION            SHAREHOLDERS'
                     SHARES         AMOUNT          CAPITAL         EARNINGS         ADJUSTMENT                 EQUITY
                     ---------------------------------------------------------------------------------------------------
BALANCE AT
 JUNE 30, 1995       6,159,502      $ 61,595       $42,460,256      $33,172,136      $  100,062             $ 75,794,049


 Net income                                                           1,137,069                                1,137,069

 Cash Dividends
 ($.08 per share)                                                      (493,159)                                (493,159)

 Foreign currency
   translation
   adjustment                                                                          (135,568)                (135,568)


 Issuance of stock
  under stock option
  and purchase plans     6,093            61            79,126                                                    79,187
                     ---------------------------------------------------------------------------------------------------



BALANCE AT
SEPTEMBER  30, 1995  6,165,595      $ 61,656       $42,539,382      $33,816,046       $ (35,506)            $ 76,381,578
                     ===================================================================================================



See Notes to Consolidated Financial Statements

                                 MEDEX, INC.
                                 -----------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (unaudited)
                                 -----------

                                                                                        THREE MONTHS ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                                     1995                  1994
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $ 1,137,069             $ 1,317,662
Adjustment to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                                                   1,021,390               1,023,710
  Change in operating assets and liabilities:
    Increase in trade receivables                                                  (185,719)               (683,731)
    (Increase) decrease in inventories                                             (455,901)              1,266,708
    Increase in prepaid expenses and other                                         (560,299)             (1,010,160)
    Decrease in trade accounts payable                                             (439,322)             (1,036,847)
    Decrease in accrued restructuring costs                                        (125,290)                 (7,500)
    Decrease in accrued liabilities                                                (131,136)             (1,592,381)
    Increase in accrued income taxes                                              1,421,509                 775,319
    Other operating items - net                                                     341,436                (548,622)
                                                                                 ----------              ----------

Net cash provided (used) by operating activities                                  2,023,737                (495,842)
                                                                                 ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                               (1,272,694)             (1,507,280)
                                                                                 ----------             -----------

Net cash used in investing activities                                            (1,272,694)             (1,507,280)
                                                                                 ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term obligations                                                    (31,094)                (82,069)
Proceeds from issuance of common shares                                              79,187                  11,898
                                                                                 ----------             -----------

Net cash provided (used) by financing activities                                     48,093                 (70,171)
                                                                                 ----------             -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              66,036                 (42,004)
                                                                                 ----------            ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     865,172              (2,115,297)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                       4,911,074               8,604,455
                                                                                 ----------            ------------

CASH AND EQUIVALENTS AT END OF PERIOD                                            $5,776,246             $ 6,489,158
                                                                                 ==========            ============

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest                                                                         $       44             $    19,663
                                                                                 ==========             ===========

Income taxes                                                                     $                      $   210,439
                                                                                 ==========             ===========

See Notes to Consolidated Financial Statements

                                   MEDEX, INC
                                   ----------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1995
                               ------------------
                                  (unaudited)
                                  -----------
1. PRESENTATION
   ------------
   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Medex, Inc. at September 30, 1995, and the results of operations and cash flows for the three months ended September 30, 1995 and 1994. The notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements. Certain reclassification have been made to prior year's amounts to conform with the classifications of such amounts for fiscal 1996.

                                 MEDEX, INC.
                                 -----------
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------
RESULTS OF OPERATIONS
---------------------
         The following table shows Medex, Inc. operating results as a percent of net sales for the periods indicated for certain items in the consolidated statements of income. Dollar amounts in the following tables are in thousands.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        PERCENT OF NET SALES
                                                                                        --------------------
                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                              100.00           100.00

Cost of Goods Sold                                                                      49.12            54.12
                                                                                       ------           ------
Gross Margin                                                                            50.88            45.88

Operating Expenses                                                                      42.51            36.64
                                                                                       ------           ------
Operating Income                                                                         8.37             9.24

Other Income (Expense)                                                                   (.38)             .28
                                                                                      -------          -------
Income Before Income Taxes                                                               7.99             9.52

Estimated Income Taxes                                                                   3.19             3.81
                                                                                       ------           ------
Net Income                                                                               4.80             5.71
                                                                                       ======           ======

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                       1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $23,698          $23,082
-----------------------------------------------------------------------------------------------------------------------------------

Net sales for the three months ended September 30, 1995, increased $616,000 or three percent over the same period of the previous year. Net sales from domestic operations decreased $916,000 or five percent to $15,824,000 while sales from the Company's European operations increased $1,532,000 or 24 percent to $7,874,000.

The decrease in domestic sales consists of decreases in both critical care accessories of $404,000 and infusion systems of $512,000. Approximately 88% of the decrease in critical care accessories (39% of the decrease in total domestic sales) is due to the previously announced loss of bulk/OEM business. Infusion systems sales decreased as a result of decreases in sales of large volume pumps and related disposables. Sales of both critical care accessories and infusion systems were negatively impacted by backorders, which has resulted in customers either delaying their purchasing decisions or purchasing products from alternative sources, and continued pressures in the U.S. healthcare market.

The increase in sales from the Company's European operations is due to a $1,292,000 increase in sales of cath lab and pressure monitoring products and due to $213,000 of sales from Ashfield Medical Systems, which was acquired in the third quarter of fiscal 1995. Cath lab sales increased primarily due to increased sales of procedure packs. The increase in pressure monitoring products is primarily due to sales efforts being redirected into this product line as a result of the procedure pack business being more established. Increased foreign currency translation rates caused approximately one-third of the overall increase in European sales.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                1995                  1994
-------------------------------------------------------------------------------
Cost of Goods Sold                            $11,639               $12,492
-------------------------------------------------------------------------------
Gross Margin                                  $12,059               $10,590
-------------------------------------------------------------------------------

Gross margin as a percent of net sales for the first quarter of fiscal 1996 increased over the previous year. The increase consists of a 7 percentage point increase in domestic margins and a 3 percentage point increase in European margins.

Domestic margins have improved primarily due to lower volume related manufacturing variances, resulting from increased production at both the Columbus and Atlanta facilities. Production volumes have increased primarily due to the Company closing the Denver facility and moving the production of Denver's products to Columbus and Atlanta and due to backorders. These improvements were partially offset by declines in average selling prices as a result of the pressures discussed above.

The increase in European margins is due to increased production volume resulting in lower per unit manufacturing costs offset by a change in product mix to include a larger percentage of procedure packs.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                1995                  1994
--------------------------------------------------------------------------------
Operating Expenses                            $10,074               $ 8,458
--------------------------------------------------------------------------------

Operating expenses for the three months ended September 30, 1995 increased $1,616,000 over the same period of the prior year. Included in this increase is $241,000 of restructuring costs associated with closing the Denver facility.

Excluding the effect of the restructuring costs discussed above, domestic operating expenses increased by $609,000 primarily due to increased sales and marketing expenses. Sales and marketing expenses were lower in the first quarter of the prior year as a result of the sales reorganization that left several territories open during that period.

European operating expenses increased $766,000 partially due to the effects of increased foreign currency translation rates which caused $222,000 of the increase. The remaining increase is due to increased sales and marketing and administrative expenses to support the increased sales and due to the acquisition of Ashfield Medical Systems which recorded $109,000 of expenses.

Restructuring expenses are related to the closing of the Denver facility announced in fiscal 1995. The closing of this facility and the integration of all functions and product lines into the Columbus and Atlanta operations was estimated to save the Company approximately $2,500,000 annually, while costing approximately $3,200,000 to implement. The total expense recognized related to this plan through September 30, 1995 is $2,876,000 consisting of $2,635,000 recognized in fiscal 1995 and $241,000 recognized this quarter. The expenses recorded this quarter primarily relate to the hiring and relocation of personnel.

The integration plan is essentially complete. The remaining activities primarily relate to the hiring and relocation of personnel and locating a tenant to sublease the Denver facility for which the Company is committed under a lease through September, 1998. The Company recorded the portion of the lease costs which are expected to exceed the estimated sublease income as a component of the restructuring costs recorded in fiscal 1995. The total estimated cost of the plan remains to be approximately $3,200,000 with the remaining $324,000 of expenses expected to be included in the second quarter.

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  1995                  1994
--------------------------------------------------------------------------------
Other Income                                      $(90)                 $ 65
--------------------------------------------------------------------------------

The decrease in other income for the three month period ended September 30, 1995 is primarily due to the Company recording a foreign currency exchange loss of $104,000 for the current period versus a gain of $64,000 in the prior year.

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                   1995                1994
--------------------------------------------------------------------------------
Estimated Income Taxes                            $757                  $879
--------------------------------------------------------------------------------

Income taxes for both the current and previous fiscal year are estimated to be 40 percent of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net working capital at September 30, 1995 increased approximately $393,000 over the working capital at June 30, 1995. The current ratio was 3.96 to 1.00 at September 30, 1995 as compared to 4.32 to 1.00 at June 30, 1995.

Property additions of approximately $1,273,000 primarily relates to the acquisition of machinery and equipment and dies and molds.

Management believes that currently available cash and investments, cash provided from future operations and debt financing options, will be sufficient to finance these and other future capital expenditures.

MANAGEMENT'S OUTLOOK
--------------------
Management anticipates the Company's European operations will continue to post increases in sales and profits over fiscal 1995 barring any material unfavorable changes in foreign currency exchange rates. The domestic operations are also expected to post improved performance over fiscal 1995 as the savings associated with the Denver integration are experienced. However, the Company remains in a turnaround mode and management is working to position the Company for consistent performance.

                         PART II - OTHER INFORMATION


ITEM 1.

LEGAL PROCEEDINGS
-----------------
The Company is not presently a party to any material pending legal proceedings.



ITEM 2.
-------

CHANGES IN SECURITIES
---------------------
None



ITEM 3.
-------

DEFAULTS UPON SENIOR SECURITIES
-------------------------------
None



ITEM 4.
-------

SUBMISSION OF MATTERS TO VOTE ON SECURITY HOLDERS
-------------------------------------------------
None



ITEM 5.
-------

OTHER INFORMATION
-----------------
None



ITEM 6.
-------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

A.       EXHIBITS
         --------
         11.  Computation of earnings per share.

         27.  Financial Data Schedule

B.       REPORTS ON FORM 8-K
         -------------------
         No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                        MEDEX, INC.

Date:  November 14, 1995                 By:
                                                  ----------------------------
                                                  Bradley P. Gould
                                                  Chief Executive Officer

                                        And:
                                                  ----------------------------
                                                  Kevin L. Barnett
                                                  Vice President
                                                  Treasurer and
                                                  Corporate Controller
                                                  (Principle Accounting Officer)