Form 10-Q
period 1995-12-31
MEDEX INC
filed 1996-02-13
CIK 64513

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             December 31, 1995
                                     -----------------------------------------
                                             OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       -------------------   -----------------
                        Commission File Number 0-9042
                                              -------
                                 MEDEX, INC.
    ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Ohio                                      31-4441680
    ---------------------------------------------------------------------
     (State or other jurisdiction                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                       3637 Lacon Road, Hilliard, Ohio       43026
    ---------------------------------------------------------------------
         (Address of principal executive office)           (Zip Code)


    Registrant's telephone number, including area code   (614) 876-2413
                                                       ------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 23 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---      ---

  As of December 31, 1995, the latest practicable date, 6,171,841 shares of the registrant's common shares were issued and outstanding.

                                 MEDEX, INC.
                                 -----------

                              INDEX TO FORM 10-Q
                              ------------------

             FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995
             ----------------------------------------------------

                                                               PAGE NO.
                                                               --------
PART I.  FINANCIAL INFORMATION
-------  ---------------------

   ITEM 1
   ------

   Title Page

   Index to Form 10-Q

   Consolidated Statements of Income -
     Three and Six Months Ended December 31, 1995
          and 1994

   Consolidated Balance Sheets -
      December 31, 1995 and June 30, 1995

   Consolidated Statement of Shareholders' Equity -
      Six Months Ended December 31, 1995

   Consolidated Statements of Cash Flows -
      Six Months Ended December 31, 1995 and 1994

   Notes To Consolidated Financial Statements


   ITEM 2
   ------

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations


PART II  OTHER INFORMATION
-------  -----------------

   EXHIBIT
   -------
   10.1  Amended Medex, Inc. Key Employee Non Statutory Stock Option Plan

   10.2  Amendment to Employment Agreement with Bradley P. Gould

   11.   Computation of Earnings Per Share

   27.   Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                                 ITEMS 1 & 2
                                 -----------

                                  MEDEX, INC.
                                  -----------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                                 (unaudited)
                                 -----------

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  ------------------                  ----------------
                                                      DECEMBER 31,                       DECEMBER 31,
                                                      ------------                       ------------
                                                 1995             1994               1995             1994
                                                 ----             ----               ----             ----
NET SALES                                   $23,533,502       $22,376,351        $47,231,113     $45,458,490

COST OF GOODS SOLD                           12,151,514        12,803,854         23,790,691      25,296,274
                                          -------------     -------------      -------------     -----------
GROSS MARGIN                                 11,381,988         9,572,497         23,440,422      20,162,216
                                          -------------     -------------      -------------     -----------
OPERATING EXPENSES:

Sales and marketing                           5,578,966         5,462,668         11,308,303      10,284,956
Research and development                        734,419           766,895          1,377,367       1,501,457
Administrative                                4,068,960         2,915,591          7,529,760       5,816,477
Restructuring costs                             833,479         1,674,262          1,074,730       1,674,262
                                          -------------     -------------      -------------     -----------
Total                                        11,215,824        10,819,416         21,290,160      19,277,152
                                          -------------     -------------      -------------     -----------
OPERATING INCOME (LOSS)                         166,164        (1,246,919)         2,150,262         885,064
                                          -------------     -------------      -------------     -----------
OTHER INCOME (EXPENSE):

Investment income                                72,778           112,244            124,748         170,798
Interest expense                                (44,110)                            ( 97,210)       ( 63,975)
Other - net                                      39,044            46,257           ( 49,855)        116,357
                                          -------------     -------------      -------------     -----------
Total                                            67,712           158,501           ( 22,317)        223,180
                                          -------------     -------------      -------------     -----------

INCOME (LOSS) BEFORE INCOME TAXES               233,876       ( 1,088,418)         2,127,945       1,108,244

ESTIMATED INCOME TAXES (BENEFIT)                 95,000         ( 440,000)           852,000         439,000
                                          -------------     -------------      -------------     -----------

NET INCOME (LOSS)                         $     138,876     $   ( 648,418)     $   1,275,945     $   669,244
                                          =============     =============      =============     ===========
NET INCOME (LOSS) PER COMMON SHARE:

   NET INCOME (LOSS)                              $ .02             $(.10)              $.21            $.11
                                          =============     =============      =============     ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING                          6,201,593         6,211,900          6,199,873       6,204,063
                                          =============     =============      =============     ===========

See Notes to Consolidated Financial Statements

                                 MEDEX, INC.
                                 -----------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                                    ASSETS
                                    ------
                                 (unaudited)
                                 -----------

                                                             DECEMBER 31, 1995                JUNE 30, 1995
                                                             -----------------                -------------
CURRENT ASSETS:
  Cash and equivalents                                             $ 5,196,220                  $ 4,911,074
  Investments                                                                                       345,000
  Trade Receivables (less allowance for doubtful accounts
    December 31 - $757,000; June 30 - $714,000)                     18,439,865                   18,506,153
  Inventories:
    Raw materials and supplies                                      11,482,230                   11,495,702
    Work-in-process                                                  4,786,481                    3,626,058
    Finished goods                                                   7,695,977                    7,248,231
                                                                    ----------                   ----------
     Total inventories                                              23,964,688                   22,369,991

  Deferred income taxes                                              1,633,456                    1,633,456
  Prepaid expenses and other                                         1,333,141                      812,925
                                                                     ---------                   ----------

Total current assets                                                50,567,370                   48,578,599
                                                                    ----------                   ----------

PROPERTY, PLANT AND EQUIPMENT - At cost:
  Land and land improvements                                         2,274,816                    2,053,046
  Buildings                                                         19,695,334                   19,504,336
  Machinery and equipment                                           16,744,041                   15,940,342
  Dies and molds                                                     8,760,162                    8,226,919
  Furniture and data processing equipment                            8,949,683                    8,285,376
  Additions in progress                                              3,600,100                    3,330,646
                                                                    ----------                   ----------
  Total                                                             60,024,136                   57,340,665

  Less accumulated depreciation                                     24,958,477                   23,028,147
                                                                    ----------                   ----------

  Property, plant and equipment - net                               35,065,659                   34,312,518
                                                                    ----------                   ----------

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  (Net of accumulated amortization: December 31, $1,100,844
  June 30 - $997,352)                                                4,769,489                    4,872,981
                                                                    ----------                   ----------
OTHER ASSETS:
  Deferred income taxes                                                544,888                      530,872
  Other                                                              2,141,783                    2,206,581
                                                                    ----------                   ----------
  Total other assets                                                 2,686,671                    2,737,453
                                                                    ----------                   ----------

TOTAL                                                              $93,089,189                  $90,501,551
                                                                   ===========                  ===========


See Notes to Consolidated Financial Statements

                                  MEDEX, INC
                                  ----------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                      LIABILITIES & SHAREHOLDERS' EQUITY
                      ----------------------------------
                                 (unaudited)
                                 -----------

                                                               DECEMBER 31, 1995              JUNE 30, 1995
                                                               -----------------              -------------
CURRENT LIABILITIES:
Current portion of long-term debt                                  $    502,537                 $   513,066
Accounts payable (principally trade)                                  3,196,682                   3,797,582
Accrued liabilities:
   Income taxes                                                       1,706,651                     602,209
   Compensation and profit sharing                                    3,809,011                   2,873,619
   Restructuring costs                                                  939,131                     649,983
   Other                                                              3,157,412                   2,807,811
                                                                    -----------                  ----------

Total current liabilities                                            13,311,424                  11,244,270

LONG-TERM DEBT - Less current portion                                 3,411,008                   3,463,232
                                                                     ----------                  ----------

Total liabilities                                                    16,722,432                  14,707,502
                                                                     ----------                  ----------
SHAREHOLDERS' EQUITY:
   Common stock - $.01 par value
     Shares authorized - 20,000,000
     Shares outstanding December 31 - 6,171,841
     Shares outstanding June 30 - 6,159,502
     (net of 150,590 treasury shares)                                    61,718                      61,595
   Additional paid-in capital                                        42,601,923                  42,460,256

   Retained earnings                                                 33,954,922                  33,172,136

   Foreign currency translation adjustment                             (251,806)                    100,062
                                                                      ---------               -------------

Total shareholders' equity                                           76,366,757                  75,794,049
                                                                     ----------                  ----------


TOTAL                                                               $93,089,189                 $90,501,551
                                                                    ===========                 ===========


See Notes to Consolidated Financial Statements

                                 MEDEX, INC.
                                 -----------
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                ----------------------------------------------
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1995
                  ------------------------------------------
                                 (unaudited)
                                 -----------


                                                                                         FOREIGN
                                                       ADDITIONAL                        CURRENCY                   TOTAL
                      COMMON STOCK    OUTSTANDING       PAID-IN         RETAINED        TRANSLATION             SHAREHOLDERS'
                         SHARES         AMOUNT          CAPITAL         EARNINGS        ADJUSTMENT                 EQUITY
                       --------------------------------------------------------------------------------------------------
BALANCE AT
 JUNE 30, 1995          6,159,502      $ 61,595       $42,460,256      $33,172,136      $ 100,062              $ 75,794,049

 Net income                                                              1,275,945                                1,275,945

 Cash Dividends
 ($.08 per share)                                                         (493,159)                                (493,159)

 Foreign currency
  translation
  adjustment                                                                             (351,868)                 (351,868)


 Issuance of stock
   under stock option and
   purchase plans          12,339           123           141,667                                                   141,790
                      ------------------------------------------------------------------------------------------------------

BALANCE AT
 DECEMBER 31,
 1995                   6,171,841      $ 61,718       $42,601,923      $33,954,922     $ (251,806)             $ 76,366,757
                     =======================================================================================================



See Notes to Consolidated Financial Statements

                                 MEDEX, INC.
                                 -----------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (unaudited)
                                 -----------

                                                                                     SIX MONTHS ENDED
                                                                              DECEMBER 31,           DECEMBER 31,
                                                                                  1995                   1994
                                                                              -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,275,945            $    669,244
Adjustment to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                               2,100,466               2,129,463
  Change in operating assets and liabilities:
    Increase in trade receivables                                                (113,746)               (183,676)
    (Increase) decrease in inventories                                         (1,772,326)              2,347,882
    (Increase) in prepaid expenses and other                                     (469,210)               (576,351)
    Decrease in accounts payable                                                 (565,989)               (115,706)
    Increase in accrued restructuring costs                                       289,148               1,537,501
    Increase (decrease) in accrued liabilities                                    984,075              (1,936,218)
    Increase (decrease) in accrued income taxes                                 1,151,388                (592,523)
    Other operating items - net                                                   333,864                 (58,875)
                                                                              -----------            ------------
Net cash provided by operating activities                                       3,213,615               3,220,741
                                                                              -----------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions                                                             (2,895,035)             (3,221,734)
Proceeds from sale of investments                                                 345,000                   5,000
                                                                              -----------            ------------
Net cash used in investing activities                                          (2,550,035)             (3,216,734)
                                                                              -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of long-term obligations                                                  (62,753)               (169,061)
Proceeds from issuance of common shares                                           141,790                  59,980
Cash dividends paid                                                              (493,159)               (490,497)
                                                                              -----------            ------------
Net cash used by financing activities                                            (414,122)               (599,578)
                                                                              -----------            ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            35,688                 (18,121)
                                                                              -----------            ------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   285,146                (613,692)
                                                                              -----------            ------------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     4,911,074               8,604,455
                                                                              -----------            ------------
CASH AND EQUIVALENTS AT END OF PERIOD                                         $ 5,196,220            $  7,990,763
                                                                              ===========            ============
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:

Interest                                                                      $    88,923            $     51,237
                                                                              ===========            ============

Income taxes                                                                  $   410,000            $    710,000
                                                                              ===========            ============



 See Notes to Consolidated Financial Statements

                                  MEDEX, INC
                                  ----------
                       NOTES TO CONSOLIDATED FINANCIAL
                       -------------------------------
                         STATEMENTS DECEMBER 31, 1995
                         ----------------------------
                                 (unaudited)
                                 -----------
1. PRESENTATION
   ------------
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Medex, Inc. at December 31, 1995, and the results of operations and cash flows. The notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for fiscal 1996.


                                                            MEDEX, INC.
                                                            -----------
                                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                              ---------------------------------------
                                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                           ---------------------------------------------
                                                         DECEMBER 31, 1995
                                                         -----------------

RESULTS OF OPERATIONS

      The following table shows Medex, Inc. operating results as a percent of net sales for the periods indicated for certain items in the consolidated statements of income.  Dollar amounts in the following tables are in thousands.
------------------------------------------------------------------------------------------------------------------------------------
                                                              PERCENT OF NET SALES
                                            --------------------------------------------------------
                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                             1995            1994              1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  100.00%          100.00%          100.00%          100.00%

Cost of Goods Sold                          51.63            57.22            50.37            55.65
                                           ------           ------           ------           ------
Gross Margin                                48.37            42.78            49.63            44.35

Operating Expenses                          47.66            48.35            45.08            42.41
                                           ------           ------           ------           ------
Operating Income (Loss)                       .71            (5.57)            4.55             1.95
Other Income                                  .29              .71             (.05)             .49
                                           ------           ------           ------           ------
Income (Loss) Before
  Income Taxes                                .99            (4.87)            4.50             2.44

Estimated Income
  Taxes (Benefit)                             .40            (1.97)            1.80              .97
                                           ------           ------           ------           ------
Net Income (Loss)                             .59%           (2.90)%           2.70%            1.47%
                                           ======           ======           ======           ======


====================================================================================================================================
                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 DECEMBER 31,                      DECEMBER 31,
                                             1995            1994              1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $23,534          $22,376          $47,231          $45,458
====================================================================================================================================

Net sales for the three months ended December 31,1995 increased $1,158,000 or five percent over the same period of the previous year.  Net sales from domestic operations increased $545,000 or four percent to $15,884,000 while sales from the Company's European operations increased $613,000 or nine percent to $7,650,000.


The increase in domestic sales consists of increases in both critical care accessories of $213,000 and infusion systems of $332,000. Critical care accessories sales increased due to increased sales of fluid & drug and cath lab products partially offset by a decrease in sales of pressure monitoring products. Sales of infusion systems increased primarily as a result of a $915,000 increase in syringe pump sales partially offset by a decrease in sales of large volume pumps and related disposables.

European sales increased primarily due to increases in cath lab (procedure pack) and ambulatory pump sales and due to $160,000 of sales from Ashfield Medical Systems, which was acquired in the third quarter of fiscal 1995. Increased foreign currency translation rates accounted for approximately one-half of the overall increase in European sales.

For the six months ended December 31, 1995, net sales increased $1,773,000 or four percent over the same period of the previous year. Domestic sales decreased $372,000 or one percent to $31,707,000 while European sales increased $2,145,000 or 16 percent to $15,524,000.

The decrease in domestic sales occurred in both critical care accessories, down $191,000 and infusion systems, down $181,000. The decrease in critical care accessories primarily occurred in the fluid and drug product line due to bulk/OEM business lost in the previous year. Infusion systems decreased as a result of decreases in sales of large volume pumps and related disposables.

The increase in European sales for the six months is primarily due to increased sales of cath lab (procedure pack) and pressure monitoring products along with the Company recording $373,000 of sales from Ashfield Medical Systems. Increased foreign currency translation rates accounted for approximately 40 percent of the increase.

                                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                        DECEMBER 31,                                 DECEMBER 31,
                                               1995                      1994                  1995                 1994
---------------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold                           $12,152                    $12,804                $23,791              $25,296
---------------------------------------------------------------------------------------------------------------------------------

Gross Margin                                 $11,382                    $ 9,572                $23,440              $20,162
=================================================================================================================================

Gross margin as a percent of net sales for the second quarter of fiscal 1996 increased to 48.4% from the 42.8% reported in the previous year. Domestic margins increased eight percentage points while European margins remained flat.

Domestic margins have improved due to a change in mix to include fewer large volume pump sales, which have a lower margin, and due to lower volume related manufacturing variances. The decrease in manufacturing variances is attributed to increased production volumes at both the Columbus and Atlanta plants due to the Company closing its Denver facility and moving production to these locations.

Europe's margins have remained flat reflecting lower margins at standard due to pricing pressures and increased costs offset by favorable volume related manufacturing variances.

On a year to date basis, the gross margin percentage increased to 49.6% from 44.4%. Domestic margins improved 7.3 percentage points while Europe's margins improved 1.2 percentage points. These improvements were primarily caused by the same items as noted above.


                                                    THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                        DECEMBER 31,                                 DECEMBER 31,
                                               1995                      1994                  1995                 1994
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses                           $11,216                   $10,819               $21,290               $19,277
================================================================================================================================

Operating expenses for the three months ended December 31, 1995 increased $397,000 over the same period for the previous year. This increase consists of a $223,000 decrease in domestic operating expenses and a $620,000 increase in European operating expenses.

The domestic decrease consists of a $618,000 increase in selling, research and administrative costs offset by a $841,000 decrease in restructuring expenses. Selling, research and administrative costs have increased due to accruals for the estimated costs associated with senior management changes announced during the quarter.

Restructuring expenses in both the current and prior year relate to the closing of the Denver facility announced in October, 1994. The closing of this facility and the integration of all functions and product lines into the Columbus and Atlanta operations was originally estimated to save the Company approximately $2,500,000 annually, while costing approximately $3,200,000 to implement. The integration was finalized during the quarter ended December 31, 1995 when the company incurred the final costs associated with the hiring and relocation of personnel and when the facility lease was terminated.

The total cost to complete this plan was $3,709,000 consisting of $2,876,000 recognized through September, 1995 and $833,000 recognized this quarter. The excess of the final cost of $3,709,000 over the original estimate of $3,200,000 is primarily due to costs to terminate the lease. The Company was previously attempting to sublease the facility for which it was committed under a lease through September, 1998. The Company had recorded the portion of the lease costs which were expected to exceed the estimated sublease income as a component of the restructuring costs recorded in the previous fiscal year. During the quarter ended December 31, 1995, the Company was presented with an opportunity to terminate the lease and remove itself of the uncertainty associated with subletting the facility. While the costs exceeded original estimates, management elected to terminate the lease to bring final closure to the Denver restructuring.

European operating expenses increased $620,000 partially due to the effects of increased foreign currency translation rates which caused $145,000 of the increase. The remaining increase is due to increased sales and marketing and administrative expenses to support the increased sales and due to the acquisition of Ashfield Medical Systems which recorded $130,000 of expenses.

On a year to date basis, operating expenses increased $2,013,000 consisting of a $627,000 increase in domestic expenses and a $1,386,000 increase in European expenses. The increase for the six month period was primarily due to the same items discussed above for the three month period.

                     THREE MONTHS ENDED       SIX MONTHS ENDED
                        DECEMBER 31,              DECEMBER 31,
                      1995        1994         1995       1994
---------------------------------------------------------------
Other Income         $ 68        $ 159        $ (22)      $ 223
_______________________________________________________________

The decrease in other income for the three months ended December 31, 1995 is primarily due to a decrease in investment income and an increase in interest expense. Investment income has decreased due to lower investment levels while interest expense has increased due to a reduction in the amount of interest capitalized on construction projects.

For the six months ended December 31, 1995, the Company recorded an expense of $22,000 versus income of $223,000 in the prior year. This change is primarily due to a reduction in interest income and an increase in interest expense, due to the reasons noted above, and due to a decrease in foreign currency exchange gains. The Company recorded an $85,000 foreign currency exchange loss for the six months ended December 31, 1995 as compared to a gain of $95,000 for the same period in the prior year.

                     THREE MONTHS ENDED       SIX MONTHS ENDED
                        DECEMBER 31,              DECEMBER 31,
                      1995        1994         1995       1994
---------------------------------------------------------------
Estimated Income
  Taxes/(benefit)    $ 95        $ (440)      $ 852       $ 439
_______________________________________________________________

Income taxes for both the current and previous fiscal year are estimated to be 40 percent of pre-tax income.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net working capital at December 31, 1995 decreased $78,000 over the working capital at June 30, 1995. The current ratio was 3.80 to 1.00 at December 31, 1995 as compared to 4.32 to 1.00 at June 30, 1995.

Property additions of approximately $2,895,000 primarily relate to the acquisition of machinery and equipment and dies and molds.

Management believes that currently available cash and investments, cash provided from future operations and debt financing options will be sufficient to finance these and other future capital expenditures.


MANAGEMENT'S OUTLOOK
--------------------
Management anticipates that the Company will continue to post increases in sales and profits over fiscal 1995. However, the Company remains in a turnaround mode and management is working to position the Company for consistent performance.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.
-------
LEGAL PROCEEDINGS
-----------------
         The Company is not presently a party to any material pending legal proceedings.


ITEM 2.
-------
CHANGES IN SECURITIES
---------------------
         None


ITEM 3.
-------
DEFAULTS UPON SENIOR SECURITIES
-------------------------------
         None

ITEM 4.
-------
SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-------------------------------------------------
A. Medex, Inc.'s 1995 Annual Meeting of Shareholders was held on November 15, 1995.

B. Proxies were solicited by Medex, Inc. management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to managements' nominees as listed in the Proxy Statement and all nominees were elected pursuant to the vote of the Shareholders.

         1.      The vote to elect directors was:

                          Robert E. Boyd    James L. Ginter    John N. Holscher
                          --------------    ---------------    ----------------
                 For           5,076,390          5,242,990           5,239,138
                 Withheld        306,139            139,539             143,391

                 The terms of office of Messrs. Helmrath, Joyce, Jordan, Martino, Messinger and Waldbillig continued after the meeting.

C. Shareholders voted to approve the appointment of Deloitte & Touche LLP as auditors for the year ending June 30, 1996.

         1.      The vote to approve Deloitte & Touche LLP as auditors was:

                 For                          5,374,190
                 Against                          4,452
                 Abstain                          3,887

ITEM 5.
-------
OTHER INFORMATION
-----------------
         None


ITEM 6.
-------
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
A.       EXHIBITS
         --------
         10.1    Amended Medex, Inc. Key Employee Non Statutory Stock Option
                 Plan.

         10.2    Amendment to Employment Agreement with Bradley P. Gould.

         11.     Computation of earnings per share.

B.       REPORTS ON FORM 8-K
         -------------------
         1. A report on Form 8-K was filed on October 10, 1995 and reported under Item 5, Other Events: that Mr. Bradley P. Gould had been elected Chief Executive Officer of Medex, Inc. Michael J. Barilla had been named acting Chief Financial Officer and Kevin L. Barnett had been named Treasurer of the Company.

         2. A report on Form 8-K was filed on October 23,1995 and reported under Items 5, Other Events; that Medex, Inc. had adopted a Shareholder Rights Plan as described in the press release attached as an exhibit to the Form 8-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                        MEDEX, INC.

Date:    February 13 , 1996             By: /s/Bradley P. Gould
         ------------------------              Bradley P. Gould
                                               Chief Executive Officer


                                        And:/s/Michael J. Barilla
                                               Michael J. Barilla
                                               Vice President
                                               Chief Financial Officer

                                        And:/s/Kevin L. Barnett
                                               Kevin L. Barnett
                                               Vice President
                                               Treasurer and
                                               Corporate Controller
                                               (Principle Accounting Officer)