Form 10-Q
period 1996-03-31
MEDEX INC
filed 1996-05-15
CIK 64513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                          Commission File Number 0-9042
                                                 ------

                                   MEDEX, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                         31-4441680
- --------------------------------------------------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
incorporation or organization)

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

                    Yes    X                    No
                         -----                      -----
         As of March 31, 1996, the latest practicable date, 6,175,211 shares of the registrant's common shares were issued and outstanding.

                                   MEDEX, INC.
                                   -----------
                               INDEX TO FORM 10-Q
                               ------------------
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996
               --------------------------------------------------

PART I                                        FINANCIAL INFORMATION                                    PAGE NO.
- ------                                        ---------------------                                    --------
                ITEM 1
                ------
                Title Page                                                                                 1

                Index to Form 10-Q                                                                         2

                Consolidated Statements of Income - Three and Nine                                         3
                Months Ended March 31, 1996 and 1995

                Consolidated Balance Sheets - March 31, 1996 and June 30, 1995                            4-5

                Consolidated Statement of Shareholders' Equity - Nine Months Ended March 31, 1996          6

                Consolidated Statements of Cash Flows - Nine Months Ended March 31, 1996 and 1995          7

                Notes To Consolidated Financial Statements                                                 8

                ITEM 2
                ------

                Management's  Discussion  and  Analysis  of  Financial  Condition  and Results of        9-14
                Operations

PART II         OTHER INFORMATION                                                                         15
- -------         -----------------                                                                         --

                EXHIBIT
                -------

                10. Executive Employment Agreement with Bradley P. Gould
                11. Computation of Earnings Per Share                                                     17

                27.    Financial Data Schedule

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------
                                   ITEMS 1 & 2
                                   -----------

                                   MEDEX, INC.
                                   -----------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                             ------------------                -----------------
                                                  March 31,                       March 31,
                                                  ---------                       ---------
                                           1996               1995           1996            1995
                                           ----               ----           ----            ----
  NET SALES                             $ 25,468,469    $ 24,647,101    $ 72,699,582    $ 70,105,591

  COST OF GOODS SOLD                      14,188,690      12,902,615      37,979,381      38,198,889
  DISCONTINUED ITEMS                       1,677,957                       1,677,957
                                        ------------    ------------    ------------    ------------
  TOTAL COST of GOODS SOLD                15,866,647      12,902,615      39,657,338      38,198,889

  GROSS MARGIN                             9,601,822      11,744,486      33,042,244      31,906,702
                                        ------------    ------------    ------------    ------------
  OPERATING EXPENSES:
  Sales and Marketing                      5,693,447       5,662,417      17,001,750      15,947,373
  Research and Development                   838,951         800,971       2,216,318       2,302,428
  Administrative                           3,697,244       3,397,938      11,227,004       9,214,415
  Restructuring Costs:
   Turnaround Program                      1,045,728                       1,045,728
   Denver Closing                                            381,286       1,074,730       2,055,548
                                        ------------    ------------    ------------    ------------
   Total                                   1,045,728         381,286       2,120,458       2,055,548
                                        ------------    ------------    ------------    ------------
  Total Operating Expenses                11,275,370      10,242,612      32,565,530      29,519,764
                                        ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                   (1,673,548)      1,501,874         476,714       2,386,938

OTHER INCOME (EXPENSE):
Investment Income                             41,250          19,705         165,998         190,503
Interest Expense                             (70,544)        (25,273)       (167,754)        (89,248)
Other - Net                                      546         301,373         (49,309)        417,730
                                        ------------    ------------    ------------    ------------
Total Other Income (Expense)                 (28,748)        295,805         (51,065)        518,985
                                        ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES         (1,702,296)      1,797,679         425,649       2,905,923

ESTIMATED INCOME TAXES                       297,000         724,000       1,149,000       1,163,000
                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                       ($ 1,999,296)   $  1,073,679    ($   723,351)   $  1,742,923
                                        ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON
  SHARE:
  NET INCOME (LOSS)                     ($      0.32)   $       0.17    ($      O.12)   $       0.28
                                        ============    ============    ============    ============
WEIGHTED AVERAGE
  SHARES OUTSTANDING                       6,258,208       6,167,848       6,219,318       6,191,991
                                        ------------    ------------    ------------    ------------

   See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                     ASSETS
                                     ------
                                   (unaudited)


                                                          MARCH 31, 1996  JUNE 30, 1995
                                                          --------------  -------------
CURRENT ASSETS:
  Cash and Equivalents                                      $ 3,296,795   $ 4,911,074
  Investments                                                                 345,000
  Trade Receivables (less allowance for doubtful accounts
    March 31 - $753,000; June 30 - $714,000)                 20,203,036    18,506,153
  Inventories:
    Raw materials and supplies                               11,590,292    11,495,702
    Work-in-Process                                           5,414,295     3,626,058
    Finished Goods                                            6,951,058     7,248,231
                                                            -----------   -----------
    Total Inventories                                        23,955,645    22,369,991

Deferred Income Taxes                                         1,633,456     1,633,456
Prepaid Expenses & Other                                      1,052,600       812,925
                                                            -----------   -----------
Total Current Assets                                         50,141,532    48,578,599
                                                            -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - At cost:
   Land and Land Improvements                                 2,314,317     2,053,046
   Buildings                                                 18,597,035    19,504,336
   Machinery and Equipment                                   17,267,841    15,940,342
   Dies and Molds                                             9,410,345     8,226,919
   Fumiture and Data Processing Equipment                     8,996,873     8,285,376
   Additions in Progress                                      2,530,272     3,330,646
                                                            -----------   -----------
   Total                                                     59,116,683    57,340,665

  Less Accumulated Depreciation                              25,158,664    23,028,147
                                                            -----------   -----------

  Property, Plant and Equipment - Net                        33,958,019    34,312,518
                                                            -----------   -----------

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  (Net of accumulated amortization: March 31, $1,152,281
  June 30 - $997,352)                                         4,718,052     4,872,981
                                                            -----------   -----------

OTHER ASSETS:
 Deferred Income Taxes                                          551,914       530,872
 Other                                                        2,053,886     2,206,581
                                                            -----------   -----------
 Total Other Assets                                           2,605,800     2,737,453

TOTAL                                                       $91,423,403   $90,501,551
                                                            ===========   ===========

                 See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                                   -----------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        LIABILITIES & SHAREHOLDERS' EQUITY
                        ----------------------------------
                                   (unaudited)

                                             MARCH 31,1996   JUNE 30,1995
                                             -------------   ------------
CURRENT LIABILITIES:
Current Portion of Long-Term Debt            $    484,294    $   513,066
Accounts Payable (principally trade)            3,732,165      3,797,582
Accrued Liabilities:
  Income Taxes                                    682,033        602,209
  Compensation and Profit Sharing               4,712,841      2,873,619
  Restructuring Costs                             743,663        649,983
  Other                                         4,012,527      2,807,811
                                             ------------    -----------
Total Current Liabilities                      14,367,523     11,244,270

LONG-TERM DEBT - Less Current Portion           3,386,793      3,463,232
                                             ------------    -----------
Total Liabilities                              17,754,316     14,707,502
                                             ------------    -----------

SHAREHOLDERS' EQUITY:

  Common Stock - $.O1 Par Value
   Shares Authorized - 20,000,000
   Shares Outstanding March 31 - 6,175,211
   Shares Outstanding June 30 - 6,159,502
   (net of 150,590 treasury shares)                61,752         61,595
  Additional Paid-In Capital                   42,632,239     42,460,256
  Retained Earnings                            31,461,700     33,172,136
  Foreign Currency Translation Adjustment        (486,604)       100,062
                                             ------------    -----------
Total Shareholders' Equity                     73,669,087     75,794,049
                                             ------------    -----------

TOTAL                                        $ 91,423,403    $90,501,551
                                             ============    ===========

                 See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                                   -----------
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  ----------------------------------------------
                     FOR THE NINE MONTHS ENDED MARCH 31,1996
                     ---------------------------------------
                                   (unaudited)

                                                                                   FOREIGN
                                  COMMON STOCK                                     CURRENCY
                                   OUTSTANDING    ADDITIONAL PAID-IN  RETAINED    TRANSLATION    SHAREHOLDERS'
                              SHARES       AMOUNT      CAPITAL        EARNINGS    ADJUSTMENT        EQUITY
                            ==================================================================================
BALANCE AT
JUNE 30, 1995               6,159,502    $  61,595    $42,460,256   $33,172,136   $ 100,062    $ 75,794,049

 Net Loss                                                             ($723,351)               ($   723,351)

 Cash Dividends
 ($.16 per share)                                                     ($987,085)               ($   987,085)

 Foreign Currency
 Translation
 Adjustment                                                                       ($586,666)   ($   586,666)

 Issuance of Stock
 Under Stock Option and
 Purchase Plans                15,709    $     157    $   171,983                              $    172,140
                            ----------------------------------------------------------------------------------
BALANCE AT
MARCH 31,1996               6,175,211    $  61,752    $42,632,239   $31,461,700   ($486,604)   $ 73,669,087
                            ==================================================================================

See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                                   -----------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                             NINE MONTHS ENDED
                                                     MARCH 31,1996   MARCH 31,1995
                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   ($   723,351)   $ 1,742,923
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                        2,574,170      2,535,336
  Loss on Disposal of Assets                             339,413
  Change in Operating Assets and Liabilites:
   Increase in Trade Receivables                      (1,997,981)    (1,946,326)
   (Increase) Decrease in Inventories                 (1,890,799)       279,632
   Increase in Prepaid Expenses and Other               (110,575)       (13,548)
   (Decrease) Increase in Accounts Payable                (8,639)       265,485
   Increase in Accrued Restructuring Costs                93,680      1,416,001
   Increase (Decrease) in Accrued Liabilities          3,114,143     (1,735,024)
   Increase in Accrued Income Taxes                      157,142        103,156
   Other Operating Items - Net                               (18)       (93,747)
                                                     -----------    -----------
Net Cash Provided by Operating Activities              1,547,185      2,553,888
                                                     -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Property Additions                                   (2,632,269)    (4,438,745)
 Proceeds From Sale of Investments                       345,000          5,000
 Acquisition of Subsidiary, net of cash acquired               0       (368,027)
                                                     -----------    -----------
  Net Cash Used In Investing Activities               (2,287,269)    (4,801,772)
                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Long-Term Obligations                        (105,211)      (395,224)
Proceeds From Issuance of Common Shares                  172,140        168,449
Issuance of Treasury Shares                                              87,477
Cash Dividends Paid                                     (987,085)      (982,227)
                                                     -----------    -----------
Net Cash Used By Financing Activities                   (920,156)    (1,121,525)
                                                     -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   45,961       (226,482)
                                                     -----------    -----------
NET DECREASE IN CASH AND EQUIVALENTS                  (1,614,279)    (3,595,891)
                                                     -----------    -----------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            4,911,074      8,604,455
                                                     -----------    -----------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 3,296,795    $ 5,008,564
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:

Interest                                             $    85,222    $    32,682
                                                     -----------    -----------
Income Taxes                                         $   525,050    $   797,000
                                                     -----------    -----------

See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                                   -----------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1996
                                 --------------

                                   (unaudited)
                                   -----------

1.  PRESENTATION
    ------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Medex, Inc. at March 31, 1996, and the results of operations and cash flows. The notes to the Consolidated Financial Statements which are contained in the 1995 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for fiscal 1996.

2.  RESTRUCTURING
    -------------
During the third quarter, the Company initiated a "turnaround program" for its domestic operations. The cost of the program is expected to approximate $4,200,000 of which $2,800,000 was incurred in the third quarter. The remaining $1,400,000 of turnaround costs which primarily relate to consulting services and estimated severances are expected to be incurred by September 30, 1996. The Company intends to use available cash to fund these expenditures.

In the third quarter, the Company recorded $1,046,000 in restructuring costs and $1,700,000 in write-offs of discontinued items related to the "turnaround program". The restructuring costs consist of $346,000 for consulting services, $594,000 for severances for terminated employees and the remainder for legal and outplacement expenses incurred during the quarter. The $1,700,000 charge associated with discontinued items represents the write-off of inventory and fixed assets as a result of the Company's decision to discontinue or replace certain items.

3.  INCOME TAXES
    ------------
Estimated income taxes primarily relate to foreign income taxes on the Company's European operations profits. The domestic operating loss cannot offset foreign taxes due to limitations in the foreign tax credit regulations.

                                   MEDEX, INC.
                                   -----------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  ---------------------------------------------
                                 MARCH 31, 1996
                                 --------------
RESULTS OF OPERATIONS
- ---------------------
         The following table shows Medex, Inc. operating results as a percent of net sales for the periods indicated for certain items in the consolidated statements of income. Dollar amounts in the following tables are in thousands.

                                         PERCENT OF NET SALES
                                         --------------------
                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,               MARCH 31,
                              1996         1995         1996          1995
- ----------------------------------------------------------------------------
Net sales                     100.00     100.00         100.00        100.00

Cost of Goods Sold             62.30      52.35          54.55         54.49
                              ------     ------         ------        ------
Gross Margin                   37.70      47.65          45.45         45.51

Operating Expenses             44.27      41.56          44.79         42.11
                              ------     ------         ------        ------
Operating Income (Loss)        (6.57)      6.09           0.66          3.40

Other Income (Expense)         (0.11)      1.20          (0.07)         0.74
                              ------     ------         ------        ------
Income (Loss) Before
  Income Taxes                 (6.68)      7.29           0.59          4.14

Estimated Income Taxes          1.17       2.94           1.58          1.65
                              ------     ------         ------        ------
Net income (Loss)              (7.85)      4.35          (0.99)         2.49
                              ======     ======         ======        ======
- ----------------------------------------------------------------------------

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                              1996          1995        1996          1995
- -----------------------------------------------------------------------------
Net Sales                    $25,468      $24,647      $72,700        $70,106
- -----------------------------------------------------------------------------

Net Sales for the three months ended March 31, 1996 increased $821,000 or three percent over the same period of the previous year. Net sales from domestic operations decreased $640,000 or four percent to $16,080,000 while sales from the Company's European operations increased $1,461,000 or eighteen percent to $9,388,000.

The decrease in domestic sales consists of an increase in critical care accessories of $324,000 offset by a decrease in infusion systems of $964,000. Critical care accessories sales increased due to increased sales of fluid & drug products partially offset by a decrease in sales of cath lab and pressure monitoring products. Sales of infusion systems decreased in all areas.

European sales increased $1,461,000 primarily due to increases in cath lab (procedure pack) and due to $213,000 of sales from Ashfield Medical Systems, which was acquired March 28, 1995. The impact of foreign currency translation rates was insignificant.

For the nine months ended March 31, 1996, net sales increased $2,594,000 or four percent over the same period of the previous year. Domestic sales decreased $1,012,000 or two percent to $47,787,000 while European sales increased $3,606,000 or seventeen percent to $24,912,000.

Domestic sales decreased primarily due to infusion systems which decreased $1,145,000. This decrease consists of a $1,765,000 decrease in large volume pump products partially offset by increases in syringe and ambulatory pumps. Sales of critical care products were flat.

The European sales increase for the nine months is primarily due to increased sales of cath lab (procedure pack) and pressure monitoring products along with the Company recording $586,000 from Ashfield Medical Systems. Increased foreign currency translation rates accounted for approximately twenty-seven percent, or 3 percentage points, of the increase.


                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                              1996          1995        1996          1995
- -----------------------------------------------------------------------------
Cost of Goods Sold          $14,189       $12,903       $37,979       $38,199
Discontinued Items            1,678                       1,678
                            -------       -------       -------       -------
Total Cost of Goods Sold    $15,867       $12,903       $39,657       $38,199
- -----------------------------------------------------------------------------
Gross Margin                $ 9,602       $11,744       $33,042       $31,907
- -----------------------------------------------------------------------------

Gross Margin as a percent of net sales for the third quarter of fiscal 1996 decreased to 37.7% from the 47.6% reported in the previous year. Domestic margins decreased 14.3 percentage points while European margins decreased 2.9 percentage points.

Domestic margins decreased primarily due to the discontinued items which accounted for 10.4 of the 14.3 percentage point decline. These items represent the write off of inventory and fixed assets related to items which will be discontinued or replaced. Excluding the discontinued items, domestic margins decreased to 41.7% from the 45.6% reported in the previous year. This reduction is attributable the mix of products sold during the quarter, pricing pressures and the effect of increased labor rates in a tight labor market.

European margins decreased to 48.9% from 51.8% reported in the previous year. This decrease is due to pricing pressures and a change in product mix to include more procedure pack sales which carry a lower margin.

On a year to date basis, the consolidated gross margin percentage remained constant at 45.5%. However, excluding the discontinued items the gross margin increased to 47.8% in the current year. Domestic margins remained flat at 43.6%; however, excluding the discontinued items the gross margin increased to 47.1% in the current year from 43.6% reported in the prior year. European margins decreased slightly to 49.5% from 49.8%.

For the nine months, the domestic margins have improved due to a change in mix to include fewer large volume pump sales, which have a lower margin, and due to lower volume related manufacturing variances. The decrease in manufacturing variances is attributed to increased production volumes at both the Columbus and Atlanta plants due to the Company closing its Denver facility and moving production to these locations.


                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                              1996          1995        1996          1995
- -----------------------------------------------------------------------------
Selling, Research and
 Administration Expenses     $10,229       $ 9,862      $30,446       $27,464
Restructuring Expenses         1,046           381        2,120         2,056
                             -------       -------      -------       -------
Total Operating Expenses     $11,275       $10,243      $32,566       $29,520
- -----------------------------------------------------------------------------

Total operating expenses for the three months ended March 31, 1996 increased $1,033,000 over the same period for the previous year. This increase consists of a $588,000 increase in domestic operating expenses and a $445,000 increase in European operating expenses.

The domestic increase consists of a $76,000 decrease in selling, research and administration expenses offset by a $665,000 increase in restructuring expenses. The decrease in selling, research and administration expenses is primarily due to decreased selling expenses partially offset by increased administration costs.

During the third quarter, the Company initiated a "turnaround program" for its domestic operations that is focused on a number of efficiency and organizational measures, including "right sizing" the organization, developing management tools to achieve consistent performance, creating new programs to manage inventories, improving cost competitiveness, and developing bench marking and "best of class" measures to track Company performance.

Management estimates the "turnaround program" will realize the Company approximately $4,000,000 to $5,000,000 in annualized savings. The savings associated with the plan are expected to be primarily achieved by reducing headcount in the administrative areas and in manufacturing areas by achieving greater efficiencies.

Restructuring expenses recorded during the quarter of $1,046,000 represent consulting fees, severances, legal fees and outplacement services related to the turnaround program discussed in Note 2 of the "Notes to Consolidated Financial Statements". The initial phase of the program began late in the third quarter and included the hiring of a consulting group to help facilitate the process, as well as the elimination of 46 positions.
The annualized salaries and fringe benefits associated with these positions total approximately $2,100,000.

The restructuring expenses of $381,000 in the prior year relate to the closing of the Denver facility which was announced in October, 1994. The closing of this facility and the integration of all functions and product lines into the Columbus and Atlanta operations was finalized during the quarter ended December 31, 1995.

European operating expenses increased $445,000 partially due to effects of increased foreign currency translation rates which caused $43,000 of the increase. The remaining increase was due to increased selling expenses, caused by increased salaries and related items resulting from increased personnel and increased commissions due to increased sales levels, and increased administrative expenses. Administrative expenses increased due to Ashfield Medical Systems which was acquired in the prior year.

For the nine months ended March 31, 1996, operating expenses increased $3,046,000 or ten percent. Excluding the restructuring costs recorded in both years, operating expenses increased $2,981,000 consisting of a $1,150,000 increase in domestic expenses and a $1,831,000 increase in European expenses. The increase for the nine month period is primarily due to the same items as discussed above for the three month period.


                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                              1996          1995        1996          1995
- -----------------------------------------------------------------------------
Other Income                  ($29)         $296        ($51)          $519
- -----------------------------------------------------------------------------

The decrease in other income for the three months ended March 31, 1996, is primarily due to foreign currency exchange gains and losses. The Company recorded foreign currency exchange losses of $70,000 in the current quarter versus gains of $233,000 in the prior year. Also effecting this amount is investment income which has increased due to increased rates and interest expense which has increased due to a reduction in the amount of interest capitalized on construction projects.

For the nine months ended March 31, 1996, the Company recorded an expense of $51,000 compared to a prior year gain of $519,000. The change is also primarily due to a reduction in foreign currency exchange gains. The company recorded a $155,000 foreign currency loss for the nine months ended March 31, 1996 as compared to a gain of $327,000 for the same period in the prior year. Investment income has decreased due to lower investment levels while interest expense has increased due to the reasons noted above.


                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                              1996          1995        1996          1995
- -----------------------------------------------------------------------------
Estimated Income
 Taxes                      $297,000       $724,000   $1,149,000   $1,163,000
- -----------------------------------------------------------------------------


Estimated income taxes for the three months ended March 31, 1996 consist of foreign income taxes recorded on the profits from the Company's European operations partially offset by a tax benefit recorded as a result of the domestic operating loss.

For the nine months, estimated income taxes primarily relate to foreign income taxes on the Company's European operations profits. The domestic operating loss cannot offset foreign taxes due to limitations in the foreign tax credit regulations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net working capital at March 31, 1996 decreased $1,560,000 over the working capital at June 30, 1995. The current ratio was $3.49 to 1.00 at March 31, 1996 as compared to 4.32 to 1.00 at June 30, 1995.

Property additions of approximately $2,632,000 primarily relate to the acquisition of machinery and equipment and dies and molds. Management believes that currently available cash and investments, cash provided from future operations and debt financing options will be sufficient to finance these and other future capital expenditures.

MANAGEMENT'S OUTLOOK
- --------------------

The Company remains in a turnaround mode and management is working to position the Company for consistent performance. The restructuring at the Company's domestic operations will continue through September 30, 1996 and is estimated to cost an additional $1,400,000. The annualized savings from this "turnaround program" is expected to be approximately $4,000,000 to $5,000,000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- --------------------------------------------------------------------------------

Except for the historical information, the matters discussed herein are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.

LEGAL PROCEEDINGS
- -----------------
         The Company is not presently a party to any material pending legal proceedings.

ITEM 2.
- ------

CHANGES IN SECURITIES
- ---------------------
         None

ITEM 3.
- -------

DEFAULTS UPON SENIOR SECURITIES
- -------------------------------
         None

ITEM 4.
- -------
SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- -------------------------------------------------
         None

ITEM 5.
- ------
OTHER INFORMATION
- -----------------
A. Mr. Phillip D. Messinger, former Vice Chairman of the Company, has resigned as a Director of the Company.
B. Mr. William J. Post, Senior Vice President - Sales and Marketing, has left the Company. To date a successor has not been appointed.

ITEM 6.
- -------
EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------
A.       EXHIBITS
         --------
           10       Executive Employment Agreement with Bradley P. Gould.
           11       Computation of Earnings per Share.

B.       REPORTS ON FORM 8-K
         -------------------
         No reports on form 8-K were filed for the three months ended March
              31, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   MEDEX, INC.

Date:_______________________________        By:     Bradley P. Gould
                                                    ----------------
                                                    Chief Executive Officer

                                            And:    Michael J. Barilla
                                                    ------------------
                                                    Vice President
                                                    Chief Financial Officer