Form 10-K405
period 1996-06-30
MEDEX INC
filed 1996-09-27
CIK 64513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 23, 1996, 6,209,922 common shares were outstanding. The aggregate market value of such common shares held by non-affiliates of the Registrant (based upon actual last transaction price as reported by the NASDAQ National Market System) was $82,415,361.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1996 Annual Report to Shareholders are incorporated by reference in Parts II and IV of this Annual Report. The 1996 Annual Report to Shareholders shall be deemed to have been "filed" only to the extent portions thereof are expressly incorporated by reference.

(2) Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 13, 1996, are incorporated in Part III.

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

In July of 1996, the Company divested its WalkMed(R) ambulatory product line of infusion pumps, related disposables and associated assets (see Note 9 of "Notes to Consolidated Financial Statements"). Pursuant to separate Manufacturing and Distribution Agreements, the Company will continue to manufacture the WalkMed line for up to three years and will continue to distribute WalkMed Products outside of North America for up to three years.

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

The Company's critical care accessories product line offers a wide range of precision products utilized in intravenous therapies such as fluid and drug administration. Other products include blood pressure transducers used by clinicians monitoring the cardiovascular system, specialty devices used in cardiac catheterization procedures, intrauterine monitoring products used during high risk labor and delivery situations and surgical drapes. Many of these products can be used alone or as components assembled into kits. By offering standard and custom configurations, the Company's critical care products can address the specific needs of a customer.

The Company's infusion systems include a broad line of infusion pumps designed to deliver prescribed doses of drugs and fluids to patients. These include syringe pumps and large volume infusion pumps for bedside administration. A full range of disposable product sets, providing the interface between pump and patient, complete the system.

Included below is a representative sample of the products included in each of these categories:

CRITICAL CARE ACCESSORIES

Stopcocks
- ---------

Stopcocks are specialized valves used as a component in the administration of parenteral fluids or blood and provide a convenient means to administer drugs or liquid anesthetics in conjunction with such fluids. Stopcocks provide multiple flow paths for the selection and direction of fluids, drugs and anesthetics depending upon the particular procedural requirements and the preference of the user. The Company has been manufacturing stopcocks of various types since 1961, and these items are sold both separately and as components in the Company's assembled products. The Company manufactures one-way, three-way and four-way stopcocks, which it markets under the name Guide-Flo(R). In addition to fluid and drug administration, the growth of invasive pressure monitoring and cardiac catheterization diagnostic procedures have resulted in a significant increase in demand for stopcocks of various configurations and performance characteristics. The Company manufactures a line (ULTRA) of stopcocks and other related components which are composed of chemically resistant plastic materials to minimize cracking and reactions with potent agents used in certain therapies.

Administration (Extension) Sets
- -------------------------------

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

Disposable administration sets are manufactured in standard and customized configurations and may incorporate numerous additional components such as stopcocks, continuous flush devices, or injection sites for intravenous drug administration. The administration sets are designed to ensure clinical flexibility, volumetric accuracy and sterility. The Company markets the Micribore Extension Set which is used in neonatal applications requiring small volumes of fluid to produce optimal flow to patients of fluids.

NU-SITE(R)
- ----------

NU-SITE introduced in fiscal 1995, is a needle-less injection system designed to help prevent needlestick injuries to healthcare providers, and thereby reduce associated risks of infectious disease. NU-SITE is adaptable to a large variety of administration sets and accessories and is resistant to long-term exposure to lipids and certain other plastic-interactive fluids.

Transtar(TM)
- ------------

The Transtar disposable pressure transducer is a device that senses hydraulic pressure and converts it to an electrical signal that is transmitted to a patient monitor. The monitor then processes and graphically displays this data.

NOVATRANS II(R)
- ---------------

NOVATRANS II is a reusable pressure transducer that delivers the cost efficiency of a reusable unit while providing electrical safety and accuracy.

SimulCath(TM) and IUP Kits
- --------------------------

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

Secure(TM) Systems
- ------------------

The Secure System is a closed system arterial pressure monitoring kit whereby blood samples can be withdrawn through a special access port that mitigates the risk of accidental line contamination and patient infection. Another feature of the Secure System is the shrouded needle which is mounted on a hypodermic syringe, thereby reducing the clinician's risk of accidental needlestick injury. The shrouded needle and syringe are used to access the arterial line for the aseptic sampling of blood. The system design also allows the reinfusing of blood/saline mixture to preserve the red blood cell mass of a critically ill patient.

Kids Kit
- --------

Kids Kit is a low volume pediatric version of the Secure pressure monitoring system for adults. The Kids Kit provides a closed system which minimizes contamination and infant blood loss as well as helping to prevent accidental needlestick injuries to clinicians.

Continuous Flush Devices
- ------------------------

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

Pressure Infusor Cuffs
- ----------------------

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

C-Fusor is made of clear polyurethane, which permits immediate assessment of the fluid level in the bag from any angle. This materials stain resistance and durability extends the useful life of the product. The closure system used in the C-Fusor provides secure closure and significantly simplifies fluid bag setup and replacement.

The Clear Cuff pressure infusor complements the Company's C-Fusor reusable pressure infusor. The Clear Cuff offers the flexibility of being disposable or reusable as dictated by clinical considerations.

Angiography and Coronary Angioplasty Products
- ---------------------------------------------

Angiography is a diagnostic procedure used to evaluate the condition of major blood vessels within a patients vascular system. Coronary angioplasty is a therapeutic procedure that involves the utilization of a balloon catheter to expand the inner diameter of a patients coronary arteries to improve blood flow.

The Company manufactures and markets a series of Hemostatic Y Connectors used to facilitate the placement of specialty catheters for angiographic and angioplasty procedures in the cardiac catheterization laboratory. In addition, the Company markets the Matrix 250(TM) and the Matrix 550(TM) series of one-piece, hand-held manifolds, the Encore II(TM) control syringe, high pressure injection tubing and high pressure rotators which are used during angiography and angioplasty procedures. During fiscal 1995 and fiscal 1996, the Company introduced Medflator II to the European and United States markets respectively. This product, a new analog version of the original digital product, is an inflation device used to inflate balloon catheters during therapeutic or interventional procedures such as angioplasty.

Kits and Procedure Packs
- ------------------------

The Company assembles many of the disposable products described above into integrated systems (kits). These kits are available in standard configurations or they may be custom designed to meet the specific requirements of an individual customer. Standard and custom kits may include one or more of the following products: intravenous administration sets; stopcocks; pressure tubing; continuous flush devices; surgical drapes; and other products.

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

INFUSION SYSTEMS

Medfusion 2001 Syringe Pump
- ---------------------------

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

Additionally, a syringe offers the lowest cost intravenous fluid container available to the hospital pharmacist. The added labor costs of the pharmacist prefilling a syringe with the exact amount of drug required by the patient, labeling the syringe, and delivering it to the patients bedside for loading into the syringe pump is offset by the overall cost savings of syringe pump use.

The 2001 syringe pump is microprocessor based and capable of automatically recognizing the size and manufacturer of the syringe attached to it. The pumps occlusion alarm is automatically varied in accordance with the syringe size in use. If the drug infusion line or catheter becomes kinked or obstructed, the pump is designed to automatically switch off and sound an alarm. The operational programming of the pump is software prompted and easily taught to clinical personnel.

Medfusion 2010 and 2010i Syringe Pumps
- --------------------------------------

The Medfusion Models 2010 and 2010i syringe pumps are designed specifically for use by anesthesiologists in the operating room. These syringe pumps build upon the electromechanical success of the 2001 syringe pump through utilization of expandable system architecture.

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

The 2010i syringe pump is an enhanced version of the 2010 syringe pump. The 2010i syringe pump stores hospital managed drug protocols in an on board computer library, thereby greatly extending the utility and ease of use of the 2010 version anesthesia syringe pump.

EZ-1(TM)
- --------

The EZ-1 is a large volume infusion pump used for administrating large fluid volumes ranging from 0.1 ml per hour to 999.9 ml per hour. The EZ-1 pump uses a specially calibrated pumping cassette as part of the disposable infusion set. The EZ-1, unlike syringe pumps, utilizes a broad range of dedicated disposable infusion sets for different protocols.

KIDS(TM) Pump
- -------------

The Company's KIDS Pump was designed specifically for the neonatal and pediatric markets and can be used for the administration of large, as well as small, fluid volumes. The KIDS Pump, in tandem with the 2001 syringe pump, is capable of delivering most neonatal pediatric fluid and drug administration protocols.

The KIDS Pump, like the EZ-1 large volume pump, utilizes a broad range of dedicated disposable infusion sets for different clinical protocols. A special calibrated pumping cassette is inserted into the KIDS Pump as an integral part of the disposable infusion set. The calibration of the cassette delivers flow rates ranging from 0.1 ml per hour to 999.9 ml per hour. The combined accuracies and safety features of the 2001 syringe pump and the KIDS Pump address concerns of neonatal and pediatric intensive care physicians and nurses. The KIDS Pump is among the easiest pumps of its kind to operate and service and can be programmed to prevent tampering.

Trilogy(TM)
- -------------

Trilogy, a three-channel large volume pediatric infusion pump, provides the capabilities of three KIDS pumps in one housing of substantially less size and weight; thus allowing the clinician more efficient use of bedside space.

The following table sets forth the percentage of consolidated net sales contributed by each class of similar products for the last three fiscal years:

YEAR ENDED JUNE 30,               1996             1995              1994
- -------------------               ----             ----              ----

Critical Care Accessories           71%              69%               70%
Infusion Systems                    29%              31%               30%

The Company's backlog orders believed to be firm, at June 30, 1996, were approximately $11,792,000 as compared to approximately $9,733,000 as of the end of the preceding fiscal year. It is expected that approximately 90% of these orders will be filled during the current fiscal year.

RESEARCH AND DEVELOPMENT

The Company's research and development activities concentrate on the investigation and development of new and improved products in the area of critical care medicine. The Company's research and development expenditures for the years ended June 30, 1996, 1995, and 1994 were approximately $3,018,000, $3,147,000 and $3,299,000 respectively.

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

SALES AND MARKETING

The Company currently markets more than 600 standard products as well as custom products and bulk O.E.M. products in the United States, Canada and internationally. Single patient use (disposable) products currently account for approximately 75% of net sales.

The Company's domestic sales and marketing efforts are accomplished primarily by a network of direct sales representatives and are supplemented in select geographic areas by independent sales agents. These representatives work with independent hospital supply dealers to whom the Company sells many of its products. In addition, these representatives work with the dealers' sales force at the hospital level to promote sales of the Company's products. The Company also sells directly to hospitals, home health care companies, other alternate site health care facilities, as well as other medical device manufacturers on an original equipment basis.

Sales in the United Kingdom, continental Europe, and the Middle East are conducted mainly by direct sales representatives of Medex Medical, Inc., Medex Medical GmbH, Ashfield Medical Systems Limited and Medex Medical France SARL. Sales to other international markets are conducted through dealers located in the various countries. (See Note 8 of "Notes to Consolidated Financial Statements".)

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

MAJOR CUSTOMERS

During fiscal 1996, 1995 and 1994, Medex had sales to Owens & Minor, a domestic distributor of its products, totaling approximately 11%, 12% and 11% of total net sales, respectively, and sales of cath lab products to Cordis Europa totaling approximately 12%, 8% and 1% of total net sales, respectively. Cordis Europa was acquired by a large diversified healthcare Company during 1996. While Management can not predict how the Cordis Europa acquisition will affect Medex sales to that Company, Management believes fiscal 1997 sales to Cordis Europa combined with the Company's own new cath lab sales will maintain overall European cath lab sales at or slightly above 1996 levels.

MANUFACTURING OPERATIONS

The Company's manufacturing operations are undertaken at its facilities located in Hilliard and Dublin, Ohio; Duluth, Georgia; Rossendale, England; and in Cumbernauld, Scotland.

The Company utilizes sixty automated molding machines and an array of automated assembly machines located at the Dublin facility to fabricate over 400 million components annually for its operating entities. This produces manufacturing efficiencies by avoiding duplication of technical manpower, support facilities, and capital equipment at its other manufacturing operations. The disposable components manufactured at the Dublin facility are transferred directly to the Company's various assembly facilities where the final assembly of products is undertaken according to Good Manufacturing Practice (GMP) standards set forth by the United States Food and Drug Administration and/or standards as set forth by similar agencies in foreign countries. The quality control, packaging, and labeling of disposable products are completed at those locations. The Ohio facilities utilize the Company's own sterilization operations located at the Hilliard facility, while the other assembly facilities primarily rely upon contracted sterilization services.

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

Certain components, such as extruded tubing, silicon chips, and electromechanical subassemblies for infusion pumps, are purchased from outside suppliers. Outside suppliers of medical components must adhere to the Company's specifications, GMP's and/or standards as set forth by regulatory agencies in foreign countries.

RAW MATERIALS

Purchased raw materials used in the Company's production process are generally available from a number of suppliers. The primary raw materials used include thermoplastic resins, plastic tubing, electronic componentry, paper and plastic packaging materials.

Due to increased worldwide demand, some users of polycarbonate resins periodically have experienced shortages in supply and delays in delivery of such resins. The Company uses polycarbonate in the manufacture of certain plastic components. To date, the Company has been minimally impacted by such shortages and delays. While the Company believes that an adequate supply will be available in the near term, the cost of such material will likely continue to increase.

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

GOVERNMENT REGULATIONS

The Company is subject, in the manufacture, clinical testing and marketing of its products, to mandatory procedures and safety standards which are administered by the United States Food and Drug Administration (FDA) and similar agencies in foreign countries. The FDA regulates the Company as to the quality and safety of its products and the practices by which they are manufactured and sold. The FDA also regulates the introduction of new products, makes periodic inspections of manufacturing processes to confirm that such processes meet FDA standards, and receives, investigates and resolves any complaints against the Company. The Company believes that it is in compliance with the FDA's Good Manufacturing Practice (GMP) standards. Additionally, the Company's Rossendale, U.K. facility has received ISO 9002 (an international standard for quality systems) certification and the Company is currently pursuing ISO certification for its facilities in the United States.

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

The Company is subject to various international, federal, state and local regulations relating to the maintenance of safe working conditions, manufacturing practices, and the use and discharge of harmful or potentially harmful substances. The Company believes that it is in compliance with all such regulations applicable to its operations.

The Company is currently operating three gas sterilizers at its Hilliard, Ohio plant which use a sterilant gas mixture of ethylene oxide and HCFC 124. These sterilizers are operational with the Company's sterilant recovery system.

ENVIRONMENTAL

During the fiscal year ended June 30, 1996, the amounts incurred in compliance with federal, state and local environmental laws and regulations did not have a material effect upon the capital expenditures or earnings of the Company and the Company does not anticipate that such compliance will have a material effect on future capital expenditures or earnings.

The Comprehensive Environmental Response Compensation and Liability Act (CERCLA) provides governmental agencies with authority to require clean up of hazardous waste sites and release of hazardous substances into the environment. Liability under this act is joint and several and can be applied retroactively. The Company, along with over one hundred other companies, was previously identified by the United States Environmental Protection Agency (EPA) as a potentially responsible party (PRP) for the clean up of a contaminated waste disposal site near Granville, Ohio. The Company along with approximately 80 other PRP's formed a PRP Group in order to develop responsive actions in connection with the site. The Company, along with the majority of the PRP group members, has entered into an Administrative Order on Consent with the U.S. EPA and a clean up plan is currently being implemented at the site. Current clean up estimates provided to the PRP Group are approximately $8.5 million. However, because the Company's share allocation within the PRP Group is de minimis, the Company, at this time, believes that its liability for this matter will not have a materially adverse affect on its results of operations or financial condition.

EMPLOYEES

The Company and its subsidiaries employ approximately 1,100 employees worldwide. None of the Company's employees are currently employed under a union contract. The Company believes it has a good relationship with its employees.

ITEM 2. PROPERTIES

The Company owns a complex of facilities totaling approximately 150,000 square feet situated on approximately 11 acres of land located in Hilliard, Ohio. These facilities contain the Company's executive offices, management information systems, production, sterilization operations, quality control laboratories, and general warehouse space.

The Company owns an approximately 100,000 square feet facility located on approximately 23 acres of land in Dublin, Ohio. The facility is being used for research and development, production, automation, tooling, quality control laboratories, warehousing and administrative offices.

The Company owns an approximately 52,000 square feet production, research, warehouse, and office facility situated on approximately 8 acres of land in Duluth, Georgia.

Medex Medical, Inc. owns and occupies an approximately 24,000 square feet building located on approximately 2 acres of land in Rossendale, England. The facility houses office, warehouse and production facilities for international manufacturing and distribution operations. Additionally, the Company, during fiscal 1996, exercised its option to purchase the fee interest in an approximately 3 acre parcel of land. The Company had previously purchased a 999 year leasehold interest and the 69,000 square feet building situated thereon which is adjacent to the above Rossendale facility. This facility is being utilized for additional manufacturing, warehousing and office space principally in connection with the Company's European procedure packing operations.

Ashfield Medical Systems Limited leases approximately 17,000 square feet of production, warehousing and office space located in Cumbernauld, Scotland. The Company during fiscal 1996 completed renovation of a portion of this facility to provide a new "clean room" production area. The current term of the lease extends until May 2017.

Medex Medical GmbH leases a facility located in Ratingen, Germany containing approximately 26,000 square feet of office, sales, marketing and warehouse space. The lease on this facility expires in September 1997.

Medex Medical France, SARL leases a facility in Nantes, France containing approximately 3,000 square feet of office, sales and warehousing space. The lease term extends until January 1998 with an option to renew for an additional 3 year period.

The Company believes that its current facilities and ongoing expansions will be suitable and adequate for its operations for the immediate future.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning officers of the Company:

NAME                         POSITION WITH THE COMPANY                AGE
- ----                         -------------------------                ---

C. Craig Waldbillig          Chairman of the Board                     70
                             and Director

Bradley P. Gould             President, Chief Executive                42
                             Officer and Director

Terry L. Sanborn             Senior Vice President,                    53
                             Manufacturing and
                             Chief Operating Officer

Michael J. Barilla           Senior Vice President and                 45
                             Chief Financial Officer

Georg W. Landsberg           Senior Vice President,                    42
                             European Operations

Robert E. Boyd, Jr.          Secretary, General Counsel                70
                             and Director

Kevin L. Barnett             Vice President, Treasurer and             34
                             Corporate Controller

Alan M. Fermier              Vice President, Human Resources &         43
                             Organizational Development

Clint R. Lawson              Vice President, Corporate Quality         47
                             Assurance & Regulatory Affairs

David G. Musgrove            Vice President, International &           52
                             O.E.M. Development

Nigel S. Perry               Vice President of Operations, Europe      45

Julie A. Reichert            Vice President, New Product               33
                             Development

Alan Upton                   Vice President, Finance &                 49
                             Administration, Europe


C. Craig Waldbillig, a co-founder of the Company in 1959, was elected Chairman of the Board in 1982. Mr. Waldbillig retired as Chief Executive Officer of the Company in 1993. Mr. Waldbillig is also a director and

Chairman of Medex Medical, Inc. and a director of Medex Exports, Inc. Mr. Waldbillig serves as a director of Danninger Medical Technology, Inc.

Bradley P. Gould was elected Chief Executive Officer as of October 1995 and appointed Director and elected President in May 1996. In 1993, he was elected Senior Vice President, European Operations. Mr. Gould was first elected Vice President in 1992. From 1991 until May of 1992, Mr. Gould was Director of Sales/Marketing European Operations. Mr. Gould is also a Director of Medex Medical, Inc. and Ashfield Medical Systems Limited; a Managing Director of Medex Medical GmbH and Medex Medical France SARL; and a Director and President of Medex Exports, Inc.

Terry L. Sanborn was elected Chief Operating Officer in May of 1993. Mr. Sanborn has served as Senior Vice President of Manufacturing since May 1995. Mr. Sanborn also served as Executive Vice President from May 1993 to 1995; Senior Vice President, Corporate Operations from 1991 to 1993; and as a Vice President since 1979. Mr. Sanborn is also a Vice President of Medex Medical, Inc.

Michael J. Barilla was elected Senior Vice President and Chief Financial Officer in August 1996. In October 1995 he was elected acting Chief Financial Officer. Mr. Barilla was elected Vice President, Internal Auditing in fiscal 1995. From 1993 to 1995 he served as Senior Vice President, Corporate Operations and Administration. He was first elected as Vice President in 1990 and previously served as Corporate Controller. Mr. Barilla is also Chief Financial Officer, Medex Exports, Inc. and Assistant Treasurer, Medex Medical, Inc.

Georg W. Landsberg was elected Senior Vice President, European Operations in August 1996. Dr. Landsberg was first elected Vice President in 1994. From May 1992 to November 1994, he was Director, Sales & Marketing, European Operations. Prior to May 1992 he served as Sales & Marketing Manager, Cardionova GmbH. Dr. Landsberg is also a Director and President, Medex Medical, Inc.; a Director of Ashfield Medical Systems Limited; and a Managing Director, Medex Medical GmbH and Medex Medical France SARL.

Robert E. Boyd, Jr., was elected Secretary and General Counsel in 1960 and has been a director since 1964. Mr. Boyd has been a practicing attorney for more than 44 years. Mr. Boyd is also a Director and Secretary of Medex Medical, Inc. and Medex Exports, Inc.

Kevin L. Barnett was elected Treasurer in November 1995 and had previously become Vice President and Corporate Controller in 1994. From April of 1992 until May of 1994 he was Assistant Treasurer of the Company. Prior to April of 1992, Mr. Barnett was employed by Deloitte & Touche as Manager, Auditing Services. Mr. Barnett is also Assistant Treasurer, Medex Medical, Inc. and Treasurer, Medex Exports, Inc.

Alan M. Fermier was elected Vice President, Human Resources & Organizational Development in December 1995. Prior to joining the Company, Mr. Fermier was Vice President, Human Resources and Administration for Cardiac Alliance, Inc.

from 1993 to 1995 and from 1987 to 1993 he was Regional Director, Human Resources for Tokos Medical Corporation.

Clint R. Lawson was elected Vice President in 1990 and is responsible for quality assurance and regulatory affairs. Prior to 1990, he was Director of Corporate Quality Control and Regulatory Affairs for the Company.

David G. Musgrove was elected Vice President in 1982 and is currently responsible for international, O.E.M., and bulk sales development. Mr. Musgrove is a Vice President of Medex Exports, Inc.

Nigel S. Perry was elected Vice President of Operations, Europe in May 1996. From 1991 until 1996 he was Director of Operations, Medex Medical, Inc. Mr. Perry is also a Director, Ashfield Medical Systems Limited and a Director and Vice President, Medex Medical, Inc.

Julie A. Reichert was elected Vice President, New Product Development in September 1996. Ms. Reichert was the Research & Development Manager, Hospital Infusion Systems from May 1995 until her election. Prior to joining the Company, she was employed by Ohmeda Monitoring Systems as Project Manager and Engineer.

Alan Upton was elected Vice President, Finance & Administration, Europe in May 1996. From 1992 until 1996, he was Director of Finance, Medex Medical, Inc. and had previously been employed as an accountant at Medex Medical, Inc. from 1985 until 1992. Mr. Upton is also a Director and Treasurer, Medex Medical, Inc.; a Director of Ashfield Medical Systems Limited; and a Managing Director of Medex Medical GmbH and Medex Medical France SARL.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is set forth under the captions "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders to be held on November 13, 1996, and is incorporated herein by reference. The information with respect to "Executive Officers of the Company" is contained at the end of Part I of this Form 10-K Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for its annual meeting of shareholders to be held on November 13, 1996, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Beneficial Ownership of the Company's Common Stock" in the Company's Proxy Statement for its annual meeting of shareholders to be held on November 13, 1996, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption "Election of Directors" in the Company's Proxy Statement for its annual meeting of shareholders to be held on November 13, 1996, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       DOCUMENTS FILED AS A PART OF THIS REPORT.

1.       FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 1996 and 1995 and for each of the three years in the period ended June 30, 1996, together with the report thereon of Deloitte & Touche LLP dated August 13, 1996, appearing in Exhibit 13 of this Form 10-K Annual Report are incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Statements of Income for the years ended June 30, 1996, 1995 and 1994.

Consolidated Balance Sheets at June 30, 1996 and 1995.

Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994.

Consolidated Statements of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements.

Independent Auditors' Report.

2.       FINANCIAL STATEMENT SCHEDULES REQUIRED BY ITEMS 8 AND 14(D).

Included in Part IV of this report is the following additional financial data which should be read in conjunction with the consolidated financial statements in the 1996 Annual Report to Shareholders.

Independent Auditors' Report

Supplemental Consolidated Schedules for each of the three years ended June 30, 1996:

         Schedule II - Valuation and Qualifying Accounts

Schedules not included above have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.       EXHIBITS SEE INDEX TO EXHIBITS.

B.       REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MEDEX, INC.

Date: September 27, 1996                   By:      /s/ BRADLEY P. GOULD
                                                    _________________________
                                                    Bradley P. Gould
                                                    President,
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ BRADLEY P. GOULD
_______________________     President, Chief               September 27, 1996
Bradley P. Gould            Executive Officer
                            and Director

/s/ MICHAEL J. BARILLA
_______________________     Senior Vice President          September 27, 1996
Michael J. Barilla          and Chief Financial
                            Officer (Principal
                            Accounting Officer)

/s/ ROBERT E. BOYD, JR.
_______________________     Secretary and Director         September 27, 1996
Robert E. Boyd, Jr.

/s/ JAMES L. GINTER
_____________________________      Director      September 27, 1996
James L. Ginter

/s/ THOMAS A. HELMRATH, M.D.
_____________________________      Director      September 26, 1996
Thomas A. Helmrath, M.D.

/s/ JOHN N. HOLSCHER
_____________________________      Director      September 27, 1996
John N. Holscher

/s/ THOMAS M. JORDAN, JR.
_____________________________      Director      September 27, 1996
Thomas M. Jordan, Jr.

/s/ JOHN B. JOYCE, JR.
_____________________________      Director      September 27, 1996
John B. Joyce, Jr.


_____________________________      Director
J. David Martino, M.D.

/s/ C. CRAIG WALDBILLIG
_____________________________      Chairman of   September 27, 1996
C. Craig Waldbillig                the Board
                                   and Director

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Medex, Inc.:

We have audited the consolidated financial statements of Medex, Inc. and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 13, 1996, which report includes an explanatory paragraph as to the change in the method of accounting for income taxes; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Medex, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Columbus, Ohio
August 13, 1996

MEDEX, INC. AND SUBSIDIARIES                                         SCHEDULE II

Valuation and Qualifying Accounts and Reserves
for the Years Ended June 30, 1996, 1995 and 1994
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                       COLUMN C ADDITIONS
         COLUMN A                                COLUMN B             (1)             (2)           COLUMN D          COLUMN E
                                                BALANCE AT        CHARGED TO      CHARGED TO
                                                 BEGINNING         COSTS AND         OTHER         DEDUCTIONS        BALANCE AT
         DESCRIPTION                              OF YEAR          EXPENSES        ACCOUNTS            (A)           END OF YEAR

Reserves Deducted From Asset to Which it Applies Allowance for doubtful accounts of trade receivables:

Year Ended June 30, 1996                           $714,000          $169,000                        $120,000         $763,000

Year Ended June 30, 1995                           $570,000          $367,000                        $223,000         $714,000

Year Ended June 30, 1994                           $548,000          $248,000                        $226,000         $570,000



(A) Amount represents uncollectible accounts written off and the effect of changes in foreign currency exchange rates used to translate foreign subsidiary amounts.


MEDEX, INC
FORM 10-K
JUNE 30, 1996
INDEX TO EXHIBITS

NUMBER   DESCRIPTION OF EXHIBIT
- ------   ----------------------

 3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 3(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.

 3.2              Code of Regulations,  incorporated  herein by reference to
                  Exhibit 3.2 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

 3.3              Code of By-Laws, as amended.

 4.1 The Company agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt which are not being filed as part of this Report in reliance on Item 601(b)(4)(iii) because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

4.2 Rights Agreement, dated as of October 12, 1995, between Medex, Inc. and Huntington National Bank, incorporated herein by reference to Exhibit 1 of Registration Statement on Form 8-A filed on October 23, 1995.

10.1 Medex, Inc. Administrative Incentive Stock Option Plan II, as amended.

10.2 Medex, Inc. Non-Employee Director Restricted Stock Option Plan, incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10.3              Medex, Inc. Non-Employee Director Restricted Stock Option
                  Plan II, incorporated herein by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1995.

10.4 Medex, Inc. Non-Employee Director Restricted Stock Option Plan III, incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

10.5              Medex, Inc. Non-Employee Director Restricted Stock Option
                  Plan IV.

10.6              Medex, Inc. 1994 Executive Stock Option Plan, as amended.

10.7 Medex, Inc. Key Employee Nonstatutory Stock Option Plan, as amended.

10.8 Forms of Director and Executive Officer Indemnification Agreements as executed by all Directors and Bradley P. Gould, respectively.

10.9 Forms of Executive Split Dollar Insurance Benefit Plan Master Agreement and Joinder Agreements available to executive officers and certain management employees of the Company.

10.10 Form of Employment Agreement as executed by all executive officers of the Company, except C. Craig Waldbillig, Robert E. Boyd, Jr., Georg W. Landsberg, Nigel S. Perry, Julie A. Reichert, and Alan Upton.

10.11 Amendment to Employment Agreement between the Company and Bradley P. Gould, dated November 1, 1995, incorporated herein by reference to Exhibit
      10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

10.12 Executive Employment Agreement between the Company and Bradley P. Gould, dated February 14, 1996, incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.13 Severance Agreement between the Company and Phillip D. Messinger, dated March 27, 1996.

10.14 Separation Agreement between the Company and William J. Post, dated June 4, 1996.

10.15 Directors Retirement Plan, see Exhibit 3.3 hereto.

10.16 Description of Medex, Inc.'s Annual Incentive Compensation Program for executive officers of the Company, incorporated herein by reference to
      Exhibit 10.11 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1995.

10.17 Split Dollar Life Insurance Agreement between the Company and Craig Waldbillig Trust, incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.

11.   Computation of earnings per share.

13.   Annual Report to Shareholders.

21.   Subsidiaries of Registrant.

23. Consent of Experts and Counsel. (1) The consent of Deloitte & Touche LLP to the incorporation by reference in Registration Statements No. 33-23787, 33-36739, 33-44859, 33-79854 and 33- 89964 on Form S-8 of their opinion dated August 13, 1996, appearing and incorporated by reference in the Annual Report on Form 10-K of Medex, Inc. for the year ended June 30, 1996.

27.   Financial Data Schedule.