Form 10-Q
period 1996-09-30
MEDEX INC
filed 1996-11-14
CIK 64513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                          Commission File Number 0-9042

                                   MEDEX, INC.


             (Exact name of registrant as specified in its charter)

                  Ohio                                    31-4441680
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
        incorporation or organization)

    3637 Lacon Road, Hilliard, Ohio                            43026
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code         (614) 876-2413


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 23 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No
                               -------           -------

         As of September 30, 1996, the latest practicable date, 6,211,247 shares of the registrant's common shares were issued and outstanding.

                                   MEDEX, INC.
                               INDEX TO FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


PART I                   FINANCIAL INFORMATION                          PAGE NO.
------                   ---------------------                          --------
         ITEM 1
         Title Page                                                         1

         Index to Form 10-Q                                                 2

         Consolidated Statements of Income - Three Months Ended             3
         September 30, 1996 and 1995

         Consolidated Balance Sheets - September 30, 1996 and June         4-5
         30, 1996

         Consolidated Statement of Shareholders' Equity - Three             6
         Months Ended September 30, 1996

         Consolidated Statements of Cash Flows - Three Months               7
         Ended September 30, 1996 and 1995

         Notes To Consolidated Financial Statements                       8-9


         ITEM 2

         Management's Discussion and Analysis of Results of             10-14
         Operations and Financial Condition


PART II  OTHER INFORMATION                                                 15
-------  EXHIBITS
         4.1  Amendment Agreement to Rights Agreement
         10.1 Amendment to Employment Agreement with Michael J. Barilla
         11.  Computation of Earnings Per Share
         27.  Financial Data Schedule
         99.  Press Release

                         PART 1 - FINANCIAL INFORMATION
                                   ITEMS 1 & 2
                                   MEDEX, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                1996                1995
                                                ----                ----

NET SALES                                  $ 24,262,971        $ 23,697,611
COST OF GOODS SOLD                           13,022,502          11,639,177
                                           ------------        ------------

GROSS MARGIN                               $ 11,240,469        $ 12,058,434
                                           ------------        ------------

OPERATING EXPENSES:

Sales and Marketing                           5,198,754           5,729,337
Research and Development                        724,175             642,948
Administrative                                3,177,806           3,460,800
Restructuring Costs:

  Turnaround Program                            740,599

  Denver Closing                                                    241,251

                                           ------------        ------------
Total Operating Expenses                      9,841,334          10,074,336
                                           ------------        ------------

OPERATING INCOME                              1,399,135           1,984,098

OTHER INCOME (EXPENSE):

Investment Income                               119,408              51,970
Interest Expense                                (83,422)            (53,100)
Gain on Sale of Product Line                  3,097,666
Other - Net                                      (7,989)            (88,899)
                                           ------------        ------------

Total Other Income (Expense)                  3,125,663             (90,029)
                                           ------------        ------------

INCOME BEFORE INCOME TAXES                    4,524,798           1,894,069

ESTIMATED INCOME TAXES                        1,811,000             757,000
                                           ------------        ------------

NET INCOME                                 $  2,713,798        $  1,137,069
                                           ============        ============

EARNINGS PER SHARE:

  Primary                                  $       0.43        $       0.18
                                           ============        ============
  Fully Diluted                            $       0.42        $       0.18
                                           ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING:

  Primary                                     6,357,941           6,198,153
                                           ============        ============
  Fully Diluted                               6,436,074           6,198,185
                                           ============        ============

See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (unaudited)


                                                                SEPTEMBER 30, 1996    JUNE 30, 1996
                                                                 ------------------    -------------
 CURRENT ASSETS:
  Cash and Equivalents                                               $10,804,917       $ 5,587,527
  Trade Receivables (less allowance for doubtful accounts
      September 30 - $787,000;  June 30 - $763,00)                    18,210,661        18,670,315
  Inventories:
      Raw Materials and Supplies                                      10,543,434         9,706,264
      Work-in-Process                                                  4,733,494         4,423,868
      Finished Goods                                                   9,468,837         8,936,451
                                                                     -----------       -----------
      Total Inventories                                               24,745,765        23,066,583

  Deferred Income Taxes                                                2,722,410         2,722,410
  Prepaid Expenses & Other                                             1,456,299           613,930
                                                                     -----------       -----------
Total Current Assets                                                 $57,940,052       $50,660,765
                                                                     -----------       -----------
PROPERTY, PLANT AND EQUIPMENT - At cost:
    Land and Land Improvements                                         2,324,875         2,321,356
    Buildings                                                         18,738,927        18,716,605
    Machinery and Equipment                                           17,696,767        17,681,223
    Dies and Molds                                                     9,505,530         9,510,043
    Furniture and Data Processing Equipment                            9,398,926         9,251,887
    Additions in Progress                                              4,183,490         3,293,911
                                                                     -----------       -----------
    Total                                                             61,848,515        60,775,025

  Less Accumulated Depreciation                                       27,219,879        26,172,126
                                                                     -----------       -----------
  Property, Plant and Equipment - Net                                 34,628,636        34,602,899
                                                                     -----------       -----------
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  (Net of accumulated amortization:  September 30 - $1,215,287
   June 30 - $1,171,496)                                               4,655,251         4,698,837
                                                                     -----------       -----------
OTHER ASSETS                                                           2,381,966         2,378,855
                                                                     -----------       -----------
TOTAL                                                                $99,605,905       $92,341,356
                                                                     ===========       ===========


See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                   (unaudited)


                                               SEPTEMBER 30, 1996     JUNE 30, 1996
                                               ------------------     -------------
CURRENT LIABILITIES:
Current Portion of Long-Term Debt                 $    600,000        $    510,226
Accounts Payable (principally trade)                 4,101,802           4,521,672
Accrued Liabilities:
   Income Taxes                                      2,874,069           1,263,015
   Compensation and Profit Sharing                   3,146,325           3,603,801
   Restructuring Costs                                 414,126             416,453
   Other                                             4,400,708           3,715,457
                                                  ------------        ------------
Total Current Liabilities                           15,537,030          14,030,624

LONG-TERM DEBT - Less Current Portion                6,175,000           2,952,661
DEFERRED INCOME TAXES                                  295,867             232,972
                                                  ------------        ------------
Total Liabilities                                   22,007,897          17,216,257
                                                  ------------        ------------

SHAREHOLDERS' EQUITY:
   Common Stock - $.01 Par Value
      Shares Authorized - 20,000,000
      Shares Outstanding September 30 - 6,211,247
      Shares Outstanding June 30 - 6,197,413
      (net of 150,590 treasury shares)                  62,112              61,974
   Additional Paid-In Capital                       43,042,570          42,886,968
   Retained Earnings                                34,776,921          32,559,918
   Foreign Currency Translation Adjustment            (283,595)           (383,761)
                                                  ------------        ------------
Total Shareholders'  Equity                         77,598,008          75,125,099
                                                  ------------        ------------

TOTAL                                             $ 99,605,905          92,341,356
                                                  ============        ============


See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)

                                                                                                       FOREIGN
                                        COMMON STOCK                                                  CURRENCY
                                         OUTSTANDING           ADDITIONAL PAID-IN   RETAINED         TRANSLATION   SHAREHOLDERS'
                                  SHARES            AMOUNT         CAPITAL          EARNINGS          ADJUSTMENT      EQUITY
                               -------------------------------------------------------------------------------------------------

BALANCE AT
JUNE 30, 1996                    6,197,413         $61,974      $42,886,968       $32,559,918           (383,761)  $75,125,099

Net Income                                                                        $ 2,713,798                        2,713,798

Cash Dividends
($.08 PER SHARE)                                                                     (496,795)                        (496,795)

Foreign Currency
Translation                                                                                              100,166       100,166
Adjustment

Issuance of Stock
Under Stock Option and
Purchase Plans                      13,834             138          155,602                                            155,740
                                 ---------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 1996               6,211,247         $62,112      $43,042,570       $34,776,921          ($283,595)  $77,598,008
                                 =============================================================================================


See Notes to Consolidated Financial Statements.

                                   MEDEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   THREE MONTHS ENDED
                                                         SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                         ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                 $ 2,713,798         $ 1,137,069
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation and Amortization                             1,092,420           1,021,390
   Gain on Sale of Product Line                             (3,097,666)
   Change in Operating Assets and Liabilities:
     (Increase) Decrease in Trade Receivables                  487,157            (185,719)
     Increase in Inventories                                (1,655,350)           (455,901)
     Increase in Prepaid Expenses and Other                   (841,466)           (560,299)
     Decrease in Accounts Payable                             (430,977)           (439,322)
     Decrease in Accrued Restructuring Costs                    (2,327)           (125,290)
     Decrease in Accrued Liabilities                          (167,613)           (131,136)
     Increase in Accrued Income Taxes                        1,500,010           1,421,509
     Other Operating Items - Net                                56,756             341,436
                                                          ------------         -----------
Net Cash (Used in) Provided by Operating Activities           (345,258)          2,023,737
                                                          ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Product Line, Net of Expenses          3,079,316
Property Additions                                          (1,024,813)         (1,272,694)
                                                          ------------         -----------
Net Cash Provided by (Used in) Investing Activities          2,054,503          (1,272,694)
                                                          ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Long-Term Obligations                              (687,887)            (31,094)
Proceeds from Issuance of Common Shares                        155,740              79,187
Proceeds from Industrial Revenue Bond Issuance               4,000,000
                                                          ------------         -----------
Net Cash Provided By Financing Activities                    3,467,853              48,093
                                                          ------------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         40,292              66,036
                                                          ------------         -----------
NET INCREASE IN CASH AND EQUIVALENTS                         5,217,390             865,172
                                                          ------------         -----------
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                  5,587,527           4,911,074
                                                          ------------         -----------
CASH AND EQUIVALENTS AT END OF PERIOD                     $ 10,804,917         $ 5,776,246
                                                          ============         ===========
SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD FOR:
Interest                                                  $     54,290         $        44
                                                          ------------         -----------
Income Taxes                                              $     46,453
                                                          ------------         -----------

See Notes to Consolidated Financial Statements.

                                  MEDEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (unaudited)

1. PRESENTATION
   ------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by generally accepted accounting principles for interim reporting, which are less than those required for annual reporting. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Medex, Inc. at September 30, 1996, and the results of operations and cash flows. The notes to the Consolidated Financial Statements which are contained in the 1996 Annual Report to Shareholders should be read in conjunction with these Consolidated Financial Statements. Certain reclassifications have been made to prior year's amounts to conform with the classifications of such amounts for fiscal 1997.

2. RESTRUCTURING
   -------------

During the first quarter, the Company finalized the "turnaround program" for its domestic operations which began in the third quarter of fiscal 1996. The total cost of the program was expected to be approximately $4,350,000. The actual costs of the "turnaround program" totaled 4,382,000. The difference of $32,000 between the actual and the expected expense is primarily due to consulting costs being higher than anticipated. The Company used available cash to fund these expenditures.

The Company's total cost for the "turnaround program" consisted of $2,704,000 in restructuring costs and $1,678,000 in write-offs of discontinued items. The restructuring costs consist of $1,643,000 for consulting services, $781,000 for severances for terminated employees and the remainder for legal and outplacement expenses. The $1,678,000 charge associated with discontinued items represents the write-off of inventory and fixed assets as a result of the Company's decision to discontinue or replace certain items. All these costs were recorded in fiscal 1996 with the exception of $741,000 of restructuring costs recorded during the quarter which consisted of $175,000 for severances costs and $566,000 for consulting services.

3. SALE OF PRODUCT LINE
   --------------------

In July, 1996, the Company sold its WalkMed(R) ambulatory infusion pump product line, related disposable products and associated assets. The Company will continue to manufacture the WalkMed line and related disposables and will distribute the products outside of North America for up to three years. The Company's sales related to WalkMed in fiscal 1996 were approximately
$3,500,000. The Company recognized a gain of approximately $3,100,000 on the sale of the product line. WalkMed infusion systems are used to administer intravenous therapies to patients in non-hospitalized, alternate site locations.

4. SUBSEQUENT EVENT
   ----------------

On November 13, 1996, the Company and Furon Company, headquartered in Laguna Niguel, California, announced the signing of a Merger Agreement under which FCY, Inc., Furon's subsidiary, will commence a tender offer to acquire all of the Company's outstanding shares for $23.50 per share. The total transaction is valued at $160 million (including outstanding stock options). Following consummation of the tender offer, Furon intends to acquire any remaining Medex shares in a cash merger at the same price as paid in the tender offer. The merger agreement and tender offer have been approved by the boards of directors of each Company.

                                   MEDEX, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                               SEPTEMBER 30, 1996


RESULTS OF OPERATIONS

         The following table shows Medex, Inc. operating results as a percent of net sales for the periods indicated for certain items in the consolidated statements of income. Dollar amounts in the following tables are in thousands.

                                                                    PERCENT OF NET SALES
                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   1996              1995
                                                                 -------          --------

Net Sales                                                         100.00            100.00

Cost of Goods Sold                                                 53.67             49.12
                                                                  ------           -------
Gross Margin                                                       46.33             50.88

Operating Expenses                                                 40.56             42.51
                                                                  -------          -------
Operating Income                                                    5.77              8.37

Other Income (Expense)                                             12.88             (0.38)
                                                                  ------           -------
Income Before Income Taxes                                         18.65              7.99

Estimated Income Taxes                                              7.46              3.19
                                                                  ------           -------
Net Income                                                         11.19              4.80
                                                                  ======           =======

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1996      1995
-------------------------------------------------------------------

Net Sales                                       $24,263   $23,698
-------------------------------------------------------------------


Net Sales for the three months ended September 30, 1996 increased $565,000 or two percent over the same period of the previous year. Net sales from domestic operations decreased $908,000 or six percent to $14,916,000 while sales from the Company's European operations increased $1,474,000 or nineteen percent to $9,347,000.

The decrease in domestic sales consists of decreases in critical care accessories of $156,000 and in infusion systems of $752,000. Critical care accessories sales decreased due to decreases in sales of cath lab and pressure monitoring products partially offset by increased sales of fluid & drug products. Cath lab sales were negatively impacted by backorders caused by manufacturing delays. Sales of infusion systems decreased in all areas but the decrease is most significant in the large volume pump product (LVP) line.

European sales increased $1,474,000 primarily due to increases in procedure packs and the fluid & drug product line. The procedure pack increase is primarily due to the growing pack business and due to a portion of the backorders existing at June 30, 1996 being filled. Decreases in foreign currency exchange rates had the effect of reducing reported sales by $366,000

                                               THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1996      1995
-------------------------------------------------------------------
Cost of Goods Sold                              $13,023    $11,639
-------------------------------------------------------------------
Gross Margin                                    $11,240    $12,058
-------------------------------------------------------------------


Gross Margin as a percent of net sales for the first quarter of fiscal 1997 decreased to 46.3% from the 50.9% reported in the previous year. Domestic margins decreased 6 percentage points while the European margins decreased 1.9 percentage points.

Domestic margins decreased to 46.4% due to the increases in product costs and due to the product mix. Approximately five percentage points of the decrease are due to increases in costs over the fiscal 1996 standards due to increases in overhead, labor and material costs. Other items negatively impacting the margin are the mix of products sold during the quarter and pricing pressures.

European margins decreased to 47.1% from 49.0% reported in the previous year. This decrease is primarily due to pricing pressures, increased costs and a change in product mix to include more procedure pack sales which carry a lower margin.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1996      1995
-------------------------------------------------------------------
Selling, Research and
  Administrative Expenses                      $9,100      $ 9,833
Restructuring Expenses                            741          241
                                               ------      -------
Total Operating Expenses                       $9,841      $10,074
-------------------------------------------------------------------

Total operating expenses for the three months ended September 30, 1996 decreased $233,000 from the same period of the previous year. This decrease consists of a $259,000 decrease in domestic operating expenses and a $26,000 increase in European operating expenses.

The domestic decrease consists of a $759,000 decrease in selling and administrative expenses offset by a $500,000 increase in restructuring expenses. The decrease in selling, research and administrative expenses is due to decreased selling as the result of open positions and cost containment practices and decreases in administrative expenses due to legal fees and professional services.

The restructuring expenses recorded during the quarter of $741,000 represent the final costs associated with the Company's "turnaround program". This program, for the domestic operations, is focused on a number of efficiency and organizational measures including "right sizing" the organization, developing management tools to achieve consistent performance, creating new programs to manage inventories, improving cost competitiveness, and developing bench marking and "best of class" measures to track Company performance. The nature of the items included in the $741,000 recorded in the quarter is discussed in Note 2 of the "Notes to Consolidated Financial Statements".

The total cost of the turnaround program was $4,382,000. Management estimates the "turnaround program" will result in approximately $4,000,000 to $5,000,000 in annualized savings for the Company. The savings associated with the plan are expected to be primarily achieved by reducing salaried personnel in the manufacturing, sales and administrative areas and by achieving greater manufacturing efficiencies. Approximately 50 positions were eliminated during the program. The annualized salaries and fringe benefits associated with these positions total approximately $2,300,000.

The restructuring expenses of $241,000 in the prior year relate to the closing of the Denver facility which was announced in October, 1994. The closing of this facility and the integration of all functions and product lines into the Columbus and Atlanta operations was finalized during the quarter ended December 31, 1995.

Reported European operating expenses increased $26,000. However, decreases in the foreign currency exchange rates had the effect of reducing the reported expenses by $127,000. Excluding the effect of currency, the increase is due to increased selling expenses due primarily to increased sales.

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                              1996     1995
------------------------------------------------------------------------------
Other Income (Expenses)                                      $3,126    ($90)
------------------------------------------------------------------------------

The increase in other income for the three months ended September 30, 1996, is due to the Company recording a gain on the sale of its WalkMed ambulatory infusion pump product line of approximately $3,100,000. Investment income has increased approximately $67,000 due to an increase in investable cash. The Company also recorded foreign currency exchange losses of $67,000 in the current quarter versus losses of $104,000 in the prior year.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 1996      1995
-------------------------------------------------------------------
Estimated Income
Taxes                                           $1,811    $757
-------------------------------------------------------------------

The income taxes for both the current and previous fiscal year are estimated to be 40 percent of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital at September 30, 1996 increased $5,773,000 over the working capital at June 30, 1996. The current ratio was $3.73 to 1.00 at September 30, 1996 as compared to 3.61 to 1.00 at June 30, 1996.

Property additions of approximately $1,043,000 primarily relate to the acquisition of machinery and equipment. Management believes that currently available cash, investments and cash provided from future operations will be sufficient to finance these and other future capital expenditures.

The Company during the quarter borrowed $4,000,000 through the issuance of Industrial Revenue Bonds. The bonds bear interest at a weekly adjustable rate and mature in June, 2016. Annual principal payments of $200,000 are scheduled beginning in July, 1997.

Following any purchase of shares of Common Stock of the Company pursuant to the tender offer contemplated by the Merger Agreement (See Note 4., Subsequent Event), the Company will be obligated to purchase for the same amount paid in the tender offer (currently set at $23.50 per share) all shares owned by officers and directors of the Company, and to pay the same amount less the exercise price of all stock options surrendered to the Company by officers, directors and employees (or former employees) of the Company. Such payments for these shares and options are expected to total approximately $25.4 million and will be funded out of the Company's working capital and, if necessary, funds provided by Furon.

MANAGEMENT'S OUTLOOK
--------------------

Management anticipates that the Company's European operations will continue to post increases in sales, and profits are expected to be in line with fiscal year 1996 barring any material unfavorable changes in foreign currency exchange rates. Domestic operations are expected to post improved performance over fiscal 1996. Domestic sales are expected to show a modest increase; however, they are expected to continue to be impacted by pricing pressures in the market, especially in infusion systems. The Company plans to introduce two new products in the second half of fiscal 1997.

Profits for fiscal year 1997 over fiscal year 1996 are expected to improve, as the savings associated with the "turnaround program" are experienced. However, the domestic operations will continue to experience production related variances which will affect the Company's performance. The Company will continue to pursue opportunities, including product line extensions through acquisitions and strategic alliances, to strengthen the Company's product offering in strategic markets. If the acquisition of the Company by Furon Company occurs, as anticipated, management expects to develop new medical products and expand on a global basis.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
--------------------------------------------------------------------
ACT OF 1995
-----------

Except for the historical information, the matters discussed herein are forward-looking statements which involve risks and uncertainties, including but not limited to: business conditions in the health care industry and the general economy; competitive factors, including further consolidation in the health care industry; regulatory requirements; new technologies and pricing pressures; and management decisions to pursue new products or businesses which involve additional costs, risks or capital expenditures.

                           PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Medex, Inc. ("the Company") has been named as a Defendant, along with five other defendants, in a civil complaint filed on October 21, 1996 in the United States District Court for the Southern District of Ohio Eastern Division, Case Number C2-96-1065, Vicki McBrayer, Dennis McBrayer, Adam McBrayer, A Minor and Alex McBrayer, A Minor vs. Laidlaw Environmental Services, (WT), Inc., Beaver Adhesives, Inc., OSF America, Inc., Medex, Inc., City of Hilliard, Ohio and Board of Education of the Hilliard City School District. The suit was brought by former students of an elementary school and the parents of the said former students, against the named Defendants, claiming liability for the alleged negligent, intentional, reckless, and unlawful release into the environment, including school premises, of hazardous substances, pollutants, and contaminants which allegedly resulted in personal injuries to Plaintiffs. Plaintiffs have demanded $15 million in compensatory damages and $100 million in punitive damages, equitable relief, costs, and attorney fees for negligent and intentional infliction of serious emotional distress, negligence and intentional torts.

ITEM 2.

CHANGES IN SECURITIES

On November 12, 1996, the Board of Directors of the Company approved an amendment to the Rights Agreement dated as of October 12, 1996 among the Company and The Huntington National Bank as Rights Agent (the "Rights Agreement") to provide that neither Furon Company nor any of its affiliates or associates shall be deemed to beneficially own securities any such person may acquire or have the right to acquire, vote or dispose of as a result of the transactions contemplated by the Merger Agreement referred to in Item 5 of this Report.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

On November 13, 1996, Medex, Inc. and Furon Company announced they had signed the Merger Agreement under which FCY, Inc., Furon's subsidiary, will commence a tender offer to acquire all of Medex's outstanding shares as described in the press release filed as an exhibit to this Form 10-Q. The information contained in such press release is hereby incorporated by reference into this Report.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

          4.1     Amendment Agreement to Rights Agreement
         10.1     Amendment to Employment Agreement with Michael J. Barilla
         11.      Computation of Earnings Per Share
         27.      Financial Data Schedule
         99.      Press Release

B.       REPORTS ON FORM 8-K

         No reports on form 8-K were filed for the three months ended September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   MEDEX, INC.


Date:      November 14, 1996               By:  Bradley P. Gould
           --------------------------           ----------------------
                                                President
                                                Chief Executive Officer

                                           And: Michael J. Barilla
                                                ----------------------
                                                Senior Vice President
                                                Chief Financial Officer